Form 10-Q
period 1996-03-30
CONSOLIDATED CIGAR CORP
filed 1996-05-14
CIK 846584

                                   UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC  20549


                                      FORM 10-Q


   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934


   For the quarterly period ended         March 30, 1996
                                   -------------------------------
                                                 OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

   For the transition period from                   to
                                  -----------------    -----------------

   Commission file number              33-26987
                         --------------------------------------


                          CONSOLIDATED CIGAR CORPORATION
              (Exact name of registrant as specified in its charter)

                DELAWARE                                 13-3148462
          ----------------------                     ------------------
      (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                 Identification No.)


       5900 NORTH ANDREWS AVENUE, FORT LAUDERDALE, FLORIDA 33309-2369
       --------------------------------------------------------------
       (Address of principal executive offices)             (Zip code)

                                   (954) 772-9000
                                   --------------
                  (Registrant's telephone number, including area code)

   ------------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes          No    X
                                     ---------    -------

     As of May 8, 1996 the Registrant had 1,000 shares of common stock, par value $1.00 per share, all of which were indirectly held by Mafco Consolidated Group Inc.

                 CONSOLIDATED CIGAR CORPORATION AND SUBSIDIARIES
     (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF MAFCO CONSOLIDATED GROUP INC.)



                                      INDEX


                                                                        Page
                                                                        Number
                                                                        ------

Part I.   FINANCIAL INFORMATION

         Item 1. Interim Financial Statements

            Consolidated Balance Sheets at March 30, 1996
            (unaudited) and December 31, 1995 (audited)                  3

            Consolidated Statements of Operations
            for the Thirteen Weeks Ended March 30, 1996 (unaudited)
            and April 1, 1995 (unaudited)                                5

            Consolidated Statements of Stockholder's Equity
            for the Thirteen Weeks Ended March 30, 1996 (unaudited)
            and April 1, 1995 (unaudited)                                6

            Consolidated Statements of Cash Flows
            for the Thirteen Weeks Ended March 30, 1996 (unaudited)
            and April 1, 1995 (unaudited)                                7

            Notes to Consolidated Financial Statements                   9


         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                            10

Part II. OTHER INFORMATION

            Item 6.  Exhibits and Reports on Form 8-K                   13

                 CONSOLIDATED CIGAR CORPORATION AND SUBSIDIARIES
    (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF MAFCO CONSOLIDATED GROUP INC.)




                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                                       MARCH 30,        DECEMBER 31,
                                                                                         1996               1995
                                                                                      (UNAUDITED)
                                                                                    ----------------  -----------------
                     ASSETS

CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS ................................................         $        1,250     $        1,145
  ACCOUNTS RECEIVABLE, LESS ALLOWANCES
   OF $4,459 AND $4,322, RESPECTIVELY ......................................                 15,228             14,883
  INVENTORIES ..............................................................                 42,144             39,022
  PREPAID EXPENSES AND OTHER ...............................................                  3,967              3,914
                                                                                    ----------------  -----------------
TOTAL CURRENT ASSETS .......................................................                 62,589             58,964

PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION .............                 34,913             35,370

TRADEMARKS, LESS ACCUMULATED AMORTIZATION
 OF $2,670 AND $2,453, RESPECTIVELY ........................................                 31,804             32,021
GOODWILL, LESS ACCUMULATED AMORTIZATION
 OF $5,354 AND $4,942, RESPECTIVELY ........................................                 60,962             61,374
OTHER INTANGIBLES AND ASSETS, LESS ACCUMULATED
 AMORTIZATION OF $3,983 AND $4,670, RESPECTIVELY ...........................                  4,771              4,001
                                                                                    ----------------  -----------------

TOTAL ASSETS ...............................................................           $    195,039       $    191,730
                                                                                    ================  =================

               SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

             CONSOLIDATED CIGAR CORPORATION AND SUBSIDIARIES
 (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF MAFCO CONSOLIDATED GROUP INC.)

                 CONSOLIDATED BALANCE SHEETS - (CONTINUED)
                          (DOLLARS IN THOUSANDS)


                                                                                       MARCH 30,        DECEMBER 31,
                                                                                         1996               1995
                                                                                      (UNAUDITED)
                                                                                    ----------------  -----------------
           LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  ACCOUNTS PAYABLE ..............................................................    $        6,985     $        3,797
  ACCRUED EXPENSES ..............................................................            11,900             16,103
  DUE TO AFFILIATE ..............................................................             2,327              1,685
                                                                                    ----------------  -----------------
TOTAL CURRENT LIABILITIES .......................................................            21,212             21,585

LONG-TERM DEBT ..................................................................           108,700            110,600
OTHER LIABILITIES ...............................................................             6,465              5,217
                                                                                    ----------------  -----------------
TOTAL LIABILITIES ...............................................................           136,377            137,402
                                                                                    ----------------  -----------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY:
  COMMON STOCK, $1.00 PAR VALUE,
   1,000 SHARES AUTHORIZED, ISSUED AND OUTSTANDING .............................                  1                  1

  ADDITIONAL PAID-IN CAPITAL ...................................................             34,834             34,834
  RETAINED EARNINGS ............................................................             23,827             19,493
                                                                                    ----------------  -----------------
TOTAL STOCKHOLDER'S EQUITY .....................................................             58,662             54,328
                                                                                    ----------------  -----------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY .....................................       $    195,039       $    191,730
                                                                                    ================  =================



               SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

           CONSOLIDATED CIGAR CORPORATION AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF MAFCO CONSOLIDATED GROUP INC.)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                       (DOLLARS IN THOUSANDS)
                            (UNAUDITED)




                                                                                       THIRTEEN           THIRTEEN
                                                                                       WEEKS ENDED       WEEKS ENDED
                                                                                     MARCH 30, 1996     APRIL 1, 1995
                                                                                    ----------------  ----------------
NET SALES ...................................................................        $       40,225      $      31,537
COST OF SALES ...............................................................                23,313             18,597
                                                                                    ----------------  ----------------

GROSS PROFIT ................................................................                16,912             12,940

SELLING, GENERAL
 AND ADMINISTRATIVE EXPENSES ................................................                 8,163              7,435
                                                                                    ----------------  ----------------
OPERATING INCOME ............................................................                 8,749              5,505
                                                                                    ----------------  ----------------

OTHER EXPENSES:
 INTEREST EXPENSE, NET ......................................................                 2,626              3,231
 MISCELLANEOUS ..............................................................                   297                221
                                                                                    ----------------  ----------------
                                                                                              2,923              3,452
                                                                                    ----------------  ----------------

INCOME BEFORE PROVISION FOR
 INCOME TAXES ...............................................................                 5,826              2,053

PROVISION FOR INCOME TAXES ..................................................                 1,492                492

                                                                                    ----------------  ----------------

NET INCOME ..................................................................        $        4,334     $        1,561
                                                                                    ================  ================



            SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

        CONSOLIDATED CIGAR CORPORATION AND SUBSIDIARIES
   (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF MAFCO CONSOLIDATED GROUP INC.)

              CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                        (DOLLARS IN THOUSANDS)
                            (UNAUDITED)


                                                                    ADDITIONAL
                                                   COMMON            PAID-IN           RETAINED
                                                   STOCK             CAPITAL           EARNINGS            TOTAL
                                             ------------------  -----------------  ----------------  -----------------

BALANCE AT DECEMBER 31, 1994 .............    $              1    $      29,999     $      10,563      $      40,563

NET INCOME FOR THE THIRTEEN WEEKS ........                   -                -             1,561              1,561
                                              -----------------  -----------------  ----------------  -----------------

BALANCE AT APRIL 1, 1995 .................     $             1    $      29,999     $      12,124      $      42,124
                                              =================  =================  ================  =================



BALANCE AT DECEMBER 31, 1995 .............     $             1    $      34,834     $      19,493      $      54,328

NET INCOME FOR THE THIRTEEN WEEKS ........                   -                -             4,334              4,334
                                              -----------------  -----------------  ----------------  -----------------

BALANCE AT MARCH 30, 1996 ................     $             1    $      34,834     $      23,827      $      58,662
                                              =================  =================  ================  =================



        SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

            CONSOLIDATED CIGAR CORPORATION AND SUBSIDIARIES
   (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF MAFCO CONSOLIDATED GROUP INC.)

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (DOLLARS IN THOUSANDS)
                              (UNAUDITED)



                                                                                        THIRTEEN           THIRTEEN
                                                                                       WEEKS ENDED       WEEKS ENDED
                                                                                     MARCH 30, 1996     APRIL 1, 1995
                                                                                    ----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  NET INCOME ..................................................................      $        4,334     $        1,561

  ADJUSTMENTS TO RECONCILE NET INCOME TO NET
   CASH PROVIDED BY OPERATING ACTIVITIES:
    DEPRECIATION AND AMORTIZATION .............................................               1,805              1,843
    DEFERRED INCOME ...........................................................                 (51)               (51)
    CHANGES IN ASSETS AND LIABILITIES:
      (INCREASE) DECREASE IN:
       ACCOUNTS RECEIVABLE ....................................................                (345)               833
       INVENTORIES ............................................................              (3,122)            (1,922)
       PREPAID EXPENSES AND OTHER .............................................                 (53)              (178)
      INCREASE (DECREASE) IN:
       ACCOUNTS PAYABLE .......................................................               3,188                266
       ACCRUED EXPENSES AND
        OTHER LIABILITIES .....................................................              (3,933)            (2,588)
                                                                                    ----------------  -----------------

NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES ..........................               1,823               (236)
                                                                                    ----------------  -----------------

CASH FLOWS USED FOR INVESTING ACTIVITIES:
  CAPITAL EXPENDITURES ........................................................                (460)              (136)
  INCREASE IN OTHER ASSETS ....................................................                   -                 (7)
                                                                                    ----------------  -----------------

NET CASH USED FOR INVESTING ACTIVITIES ........................................                (460)              (143)
                                                                                    ----------------  -----------------



            SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

            CONSOLIDATED CIGAR CORPORATION AND SUBSIDIARIES
   (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF MAFCO CONSOLIDATED GROUP INC.)

          CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
                     (DOLLARS IN THOUSANDS)
                           (UNAUDITED)



                                                                                        THIRTEEN          THIRTEEN
                                                                                       WEEKS ENDED       WEEKS ENDED
                                                                                     MARCH 30, 1996     APRIL 1, 1995
                                                                                    ----------------  -----------------

CASH FLOWS (USED FOR) PROVIDED BY FINANCING ACTIVITIES:
  REPAYMENT OF REVOLVING LOAN, NET ..............................................     $      (1,900)    $         (100)
  DUE TO (FROM) AFFILIATES AND OTHER BORROWINGS .................................               642               (447)
                                                                                    ----------------  -----------------
NET CASH USED FOR FINANCING ACTIVITIES ..........................................            (1,258)              (547)
                                                                                    ----------------  -----------------

INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS ...............................               105               (926)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..................................             1,145              1,700
                                                                                    ----------------  -----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD ........................................    $        1,250     $          774
                                                                                    ================  =================




SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  INTEREST PAID DURING THE PERIOD ...............................................    $        5,166     $        5,709

  INCOME TAXES PAID DURING THE PERIOD ...........................................               381               215




              SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

              CONSOLIDATED CIGAR CORPORATION AND SUBSIDIARIES
    (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF MAFCO CONSOLIDATED GROUP INC.)


NOTE A - BASIS OF PRESENTATION

      On June 15, 1995, Mafco Holdings Inc. ("Holdings") and Mafco Consolidated Group Inc. ("Mafco") formerly known as Abex Inc. ("Abex"), consummated an agreement and plan of merger (the "Mafco Merger Agreement") executed between the parties on January 6, 1995. The Mafco Merger Agreement provided for, among other things, the merger of C & F Merger Inc., a subsidiary of Holdings and the indirect parent of both Consolidated Cigar Corporation and Subsidiaries (the "Company") and Mafco Worldwide Corporation ("Mafco Worldwide") with Mafco, which was the surviving corporation in the merger. As a result of the merger, the Company became an indirect wholly owned subsidiary of Mafco.

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and accordingly include all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair statement of the operations for the periods presented. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The fiscal year of the Company is comprised of four quarters with each quarter consisting of thirteen weeks ending on Saturday except the last quarter which ends on December 31st. The statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto for the fiscal year ended December 31, 1995 as filed with Form 10-K. The results of operations for the thirteen week period ended March 30, 1996 and April 1, 1995 are not necessarily indicative of the results for the entire year.

NOTE B - INVENTORIES


The components of inventory are as follows:

                                                             (In thousands)
                                            March 30, 1996              December 31, 1995
                                            --------------              -----------------
Raw materials and supplies .............        $28,931                       $27,518
Work in process ........................          1,999                         1,692
Finished goods .........................         11,997                        10,634
                                                -------                       -------
                                                 42,927                        39,844
Reserve for obsolescence ...............           (783)                         (822)
                                                -------                       -------
                                                $42,144                       $39,022
                                                =======                       =======

NOTE C - TENDER OFFER

      On April 17, 1996, C&F Holdings Corp. ("C&F"), a subsidiary of Mafco,
(i) offered to purchase for cash, upon the terms and subject to the conditions set forth in the Offer to Purchase and Consent Solicitation Statement dated April 17, 1996, all of the outstanding 10 1/2% Senior Subordinated Notes Due 2003 of the Company at a cash price equal to 105.5% of the principal amount of $90.0 million, plus accrued and unpaid interest to the date of payment and
(ii) solicited consents to amend the indenture related to these notes. The offer and solicitation expires on May 15, 1996 unless extended. If the offer is consummated, the Company will incur an extraordinary charge related to the redemption premium and the amortized debt issuance costs related to the retired debt. The offer is conditioned upon, among other things, C&F securing the financing to fund the purchase of notes pursuant to the offer.

              CONSOLIDATED CIGAR CORPORATION AND SUBSIDIARIES
   (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF MAFCO CONSOLIDATED GROUP INC.)



RESULTS OF OPERATIONS

            COMPARISON OF THE FIRST QUARTERS ENDED MARCH 30, 1996
                               AND APRIL 1, 1995

      Net sales for the first quarter ended 1996 increased by $8.7 million or 27.5% from the first quarter ended 1995. The increase in net sales was primarily due to an increase in cigar unit volume and a sales mix shift to higher priced cigars.

      Cost of sales for the first quarter ended 1996 increased by $4.7 million or 25.4% from the first quarter ended 1995, primarily due to the increase in sales. As a percentage of net sales, cost of sales decreased to 57.9% for the first quarter of 1996 from 59.0% for the first quarter of 1995, primarily due to fixed manufacturing costs spread over increased unit volume.

      Selling, general and administrative expenses ("SG&A") for the first quarter of 1996 increased by $0.7 million or 9.8% from the first quarter ended 1995, primarily due to increased marketing and selling expenses. As a percentage of net sales, SG&A decreased by 3.3% for the first quarter ended 1996 from the first quarter ended 1995. This decrease was primarily due to the lower rate of increase in SG&A relative to sales growth.

      Interest expense, net decreased for the first quarter ended 1996 by $0.6 million or 18.7% from the first quarter ended 1995, primarily due to a lower amount of debt outstanding for the first quarter ended 1996.

      Income tax expense for the first quarter ended 1996 reflects a provision for federal income taxes, Puerto Rico tollgate taxes and taxes on Puerto Rico source income, together with state and franchise taxes. Income tax expense for the first quarter ended 1995 reflects a provision for Puerto Rico tollgate taxes and taxes on Puerto Rico source income, together with minimal state and franchise taxes due to a domestic taxable loss. The provision for income taxes as a percentage of income before provision for income taxes was 25.6% and 24.0% for the first quarter ended 1996 and 1995, respectively. The increase in the effective tax rate was due to an increase in the provision for federal income taxes during 1996 partially offset by the tax benefits associated with operations in Puerto Rico.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash flows from operating activities were $1.8 million and ($0.2) million for the first quarter of 1996 and 1995, respectively. The increase of $2.0 million was due primarily to an increase in net income which was partially offset by increased working capital requirements. EBITDA, consisting of operating income plus depreciation and amortization charged to operating income, was $10.3 million for the first quarter of 1996 representing a $3.2 million increase from the first quarter of 1995. Interest expense for the first quarter of 1996 was $2.6 million, resulting in an EBITDA to interest coverage ratio of 3.9 to 1. EBITDA should not be considered in isolation or as a substitute for net income and other consolidated statements of operations data or statements of cash flows data prepared in accordance with generally accepted accounting principles as a measure of profitability or liquidity.

                 CONSOLIDATED CIGAR CORPORATION AND SUBSIDIARIES
    (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF MAFCO CONSOLIDATED GROUP INC.)


      The Company intends to fund its future working capital requirements, capital expenditures and debt service requirements through cash flow generated from operations and through a credit agreement (the "Credit Agreement"), entered into upon consummation of the 1993 Acquisition. The Credit Agreement consists of a $60.0 million reducing revolving credit facility (the "Revolving Credit Facility") and a $20.0 million working capital facility (the "Working Capital Facility"). The Revolving Credit Facility and the Working Capital Facility have final maturities on April 3, 1999. The Revolving Credit Facility is subject to quarterly commitment reductions of $2.5 million during each year of the term of such facility. The Credit Agreement is secured by perfected first priority liens on all of the material assets of the Company's domestic subsidiaries and perfected pledges of the stock of all of the Company's subsidiaries (with certain exceptions for the stock of foreign subsidiaries). The Credit Agreement is guaranteed by the Company's immediate parent Consolidated Cigar (Parent) Holdings Inc. ("CCC Parent"), a wholly owned subsidiary of Holdings, and by all the domestic subsidiaries of the Company. The guarantee by CCC Parent is secured by a pledge of all of the outstanding stock of the Company. As of March 30, 1996, there was approximately $22.7 million unused and available under the Credit Agreement, after taking into account approximately $1.0 million utilized to support letters of credit.

      The Company's ability to incur additional indebtedness is restricted under the terms of an indenture for a $90.0 million issue of 10 1/2% senior subordinated notes due 2003, which were issued as part of the 1993 Acquisition. Given the availability of borrowings under the Credit Agreement and cash flow generated from operations, the Company does not currently foresee the need to incur additional indebtedness to meet the Company's ongoing operating needs during 1996.

      Cash flows used for investing activities were $0.5 million and $0.1 million for the first quarter of 1996 and 1995, respectively. Capital expenditures comprised the majority of cash used for both quarters. These expenditures primarily related to cigar manufacturing equipment and were part of the continual maintenance and upgrading of the Company's manufacturing facilities. Capital expenditures for the remainder of 1996 are expected to be $4.6 million. The increase in planned capital expenditures is related primarily to construction projects at the Company's existing manufacturing facilities in the Dominican Republic and Honduras and a proposed additional manufacturing facility, which projects are designed to increase the Company's manufacturing capacity for hand made premium cigars. The Company currently expects that its facility expansion projects in the Dominican Republic and Honduras will be completed by the end of 1996.

      Cash flows used for financing activities were $1.3 million for the first quarter of 1996 which reflects repayments of borrowings under the Credit Agreement. Cash flows used for financing activities were $0.5 million for the first quarter of 1995 due to the repayment of affiliate borrowings.

      In 1993 and 1994, the Company entered into two five-year interest rate swap agreements in an aggregate notional amount of $85.0 million. Under the terms of the agreements, the Company receives a fixed interest rate averaging approximately 5.8% and pays a variable interest rate equal to the six month LIBOR. The Company entered

                 CONSOLIDATED CIGAR CORPORATION AND SUBSIDIARIES
    (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF MAFCO CONSOLIDATED GROUP INC.)


into such agreements to take advantage of the differential between long-term and short-term interest rates and effectively converted the interest rate on $85.0 million of fixed-rate indebtedness to a variable rate. Had the Company terminated these agreements, which the Company considers to be held for other than trading purposes on April 23, 1996, a combined loss of approximately $2.0 million would have been realized. Future positive or negative cash flows associated with these agreements will depend upon the trend of short-term interest rates during the remaining life of the agreements. In the event of non-performance of the counterparties at anytime during the remaining lives of these agreements, which expire at December 1998 and January 1999, the Company could lose some or all of any future positive cash flows. However, the Company does not anticipate non-performance by such counterparties.

      On April 17, 1996, C&F, a subsidiary of Mafco, (i) offered to purchase for cash, upon the terms and subject to the conditions set forth in the Offer to Purchase and Consent Solicitation Statement dated April 17, 1996, all of the outstanding 10 1/2% Senior Subordinated Notes Due 2003 of the Company at a cash price equal to 105.5% of the principal amount of $90.0 million, plus accrued and unpaid interest to the date of payment and (ii) solicited consents to amend the indenture related to these notes. The offer and solicitation expires on May 15, 1996 unless extended. If the offer is consummated, the Company will incur an extraordinary charge related to the redemption premium and the amortized debt issuance costs related to the retired debt. The offer is conditioned upon, among other things, C&F securing the financing to fund the purchase of notes pursuant to the offer.

               CONSOLIDATED CIGAR CORPORATION AND SUBSIDIARIES
    (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF MAFCO CONSOLIDATED GROUP INC.)



Item 6.             Exhibits and Reports on Form 8-K

                    (a) Exhibits
                        10.1 The Tobacco Products Group Performance Plan
                             (incorporated by reference to Exhibit 10.5 of the Mafco Consolidated Group Inc. Form 10-Q for the quarter ended March 31, 1996)

                        27*  Financial Data Schedule

                        --------------
                        * Filed herein

                    (b) Reports on Form 8-K
                        Consolidated Cigar Corporation filed no reports on Form 8-K during the fiscal quarter ended March 30, 1996.

               CONSOLIDATED CIGAR CORPORATION AND SUBSIDIARIES
    (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF MAFCO CONSOLIDATED GROUP INC.)


                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Consolidated Cigar Corporation
                                    ------------------------------
                                    (Registrant)


DATE: May 10, 1996                  /s/ Theo W. Folz
                                    ----------------
                                        Theo W. Folz
                                        Chief Executive Officer



DATE: May 10, 1996                  /s/ Gary R. Ellis
                                    -----------------
                                        Gary R. Ellis
                                        Chief Financial Officer