Form 10-Q
period 1996-06-29
CONSOLIDATED CIGAR CORP
filed 1996-07-30
CIK 846584

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                   FORM 10-Q


   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934


    For the quarterly period ended     June 29, 1996

                                                        OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ___________________ to ___________________

    Commission file number                     33-2698
                          ___________________________________________________


                        CONSOLIDATED CIGAR CORPORATION
                        ------------------------------
            (Exact name of registrant as specified in its charter)


     DELAWARE                                           13-3148462
- --------------------------------                    -------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

 5900 NORTH ANDREWS AVENUE, FORT LAUDERDALE, FLORIDA 33309-2369
 --------------------------------------------------------------
(Address of principal executive offices)           (Zip code)

                                (954) 772-9000
                                --------------
             (Registrant's telephone number, including area code)
- ------------------------------------------------------------------------------

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


                                            Yes       No  X
                                                -----   -----

         As of July 29, 1996 the Registrant had 1,000 shares of common stock, par value $1.00 per share, all of which were indirectly held by Mafco Consolidated Group Inc.

                CONSOLIDATED CIGAR CORPORATION AND SUBSIDIARIES
                   (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF
                       MAFCO CONSOLIDATED GROUP INC.)




                                     INDEX
                                     -----
                                                                          Page
                                                                         Number
                                                                         ------

Part I.   FINANCIAL INFORMATION

     Item 1. Interim Financial Statements

      Consolidated Balance Sheets as of June 29, 1996
      (unaudited) and December 31, 1995 (audited) ...................       4

      Consolidated Statements of Operations
      for the Thirteen Week Periods Ended June 29, 1996 (unaudited)
      and July 1, 1995 (unaudited) ..................................       6

      Consolidated Statements of Operations
      for the Twenty-Six Week Periods Ended June 29, 1996 (unaudited)
      and July 1, 1995 (unaudited) ..................................       7

      Consolidated Statements of Stockholder's Equity
      for the Twenty-Six Week Periods Ended June 29, 1996 (unaudited)
      and July 1,  1995 (unaudited) .................................       8

      Consolidated Statements of Cash Flows
      for the Twenty-Six Week Periods Ended June 29, 1996 (unaudited)
      and July 1, 1995 (unaudited) ..................................       9

      Notes to Consolidated Financial Statements ....................      11

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations ....................      13

Part II. OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K .......................      17

               CONSOLIDATED CIGAR CORPORATION AND SUBSIDIARIES
    (An Indirect Wholly Owned Subsidiary of Mafco Consolidated Group Inc.)


                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)



                                                    June 29,
                                                     1996        December 31,
                                                  (Unaudited)       1995
                                                 --------------- -------------
                     ASSETS

Current assets:
  Cash and cash equivalents ........................   $     947     $   1,145
  Accounts receivable, less allowances
   of $4,499 and $4,322, respectively ..............      18,241        14,883
  Inventories ......................................      42,915        39,022
  Prepaid expenses and other .......................       4,568         3,914
                                                       ----------   ----------
     Total current assets ..........................      66,671        58,964

Property, plant and equipment, net of
 accumulated depreciation ..........................      37,275        35,370

Trademarks, less accumulated amortization
 of $2,887 and $2,453, respectively ................      31,588        32,021
Goodwill, less accumulated amortization
 of $5,768 and $4,942, respectively ................      60,549        61,374
Other intangibles and assets, less accumulated
 amortization of $4,205 and $4,670, respectively ...       4,435         4,001
                                                       ----------   ----------

     Total assets ..................................   $ 200,518     $ 191,730
                                                       ==========   ==========


                See notes to consolidated financial statements

                CONSOLIDATED CIGAR CORPORATION AND SUBSIDIARIES
    (An Indirect Wholly Owned Subsidiary of Mafco Consolidated Group Inc.)



                   CONSOLIDATED BALANCE SHEETS - (Continued)
                            (Dollars in thousands)

                                                       June 29,
                                                        1996      December 31,
                                                     (Unaudited)       1995
                                                    ------------  ------------

      LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Accounts payable .................................   $   6,579    $   3,797
  Accrued expenses .................................      16,595       16,103
  Due to affiliate .................................         637        1,685
                                                     ------------ ------------
     Total current liabilities .....................      23,811       21,585

Long-term debt .....................................     111,500      110,600
Other liabilities ..................................       6,882        5,217
                                                     ------------ ------------
     Total liabilities .............................     142,193      137,402
                                                     ------------ ------------

Commitments and contingencies
Stockholder's equity:
  Common stock, $1.00 par value,
   1,000 shares authorized, issued and outstanding..           1            1

  Additional paid-in capital .......................      34,834       34,834
  Retained earnings ................................      23,490       19,493
                                                     ------------ ------------
     Total stockholder's equity ....................      58,325       54,328
                                                     ------------ ------------

     Total liabilities and stockholder's equity ....   $ 200,518    $ 191,730
                                                     ============ ============


                See notes to consolidated financial statements

                CONSOLIDATED CIGAR CORPORATION AND SUBSIDIARIES
    (An Indirect Wholly Owned Subsidiary of Mafco Consolidated Group Inc.)



                     CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Dollars in thousands)
                                  (Unaudited)




                                           Thirteen           Thirteen
                                         Weeks Ended        Weeks Ended
                                         June 29, 1996      July 1, 1995
                                        ---------------   ---------------
Net sales .........................          $  51,975         $  39,912
Cost of sales .....................             30,103            23,569
                                        ---------------   ---------------

Gross profit ......................             21,872            16,343

Selling, general
 and administrative expenses ......              9,415             7,860
                                        ---------------   ---------------
Operating income ..................             12,457             8,483
                                        ---------------   ---------------

Other expenses:
  Interest expense, net ...........              2,675             3,419
  Miscellaneous ...................                288               262
                                        ---------------   ---------------
                                                 2,963             3,681
                                        ---------------   ---------------

Income before provision for
 income taxes .....................              9,494             4,802

Provision for income taxes ........              2,651               774

                                        ---------------   ---------------

Net income ........................          $   6,843         $   4,028
                                        ===============   ===============


                See notes to consolidated financial statements

                CONSOLIDATED CIGAR CORPORATION AND SUBSIDIARIES
    (An Indirect Wholly Owned Subsidiary of Mafco Consolidated Group Inc.)


                     CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Dollars in thousands)
                                  (Unaudited)




                                               Twenty-Six           Twenty-Six
                                              Weeks Ended          Weeks Ended
June 29, 1996        July 1, 1995
                                            ------------------  --------------
Net sales .........................                $  92,200         $  71,449
Cost of sales .....................                   53,416            42,166
                                            ------------------  --------------

Gross profit ......................                   38,784            29,283

Selling, general ..................
 and administrative expenses ......                   17,578            15,295
                                           ------------------   --------------
Operating income ..................                   21,206            13,988
                                           ------------------   --------------

Other expenses:
  Interest expense, net ...........                    5,301             6,650
  Miscellaneous ...................                      585               483
                                            ------------------  --------------
                                                       5,886             7,133
                                            ------------------  --------------

Income before provision for
 income taxes .....................                   15,320             6,855

Provision for income taxes ........                    4,143             1,266

                                            ------------------  --------------

Net income ........................                $  11,177         $   5,589
                                            ==================  ==============


             See notes to consolidated financial statements

                CONSOLIDATED CIGAR CORPORATION AND SUBSIDIARIES
    (An Indirect Wholly Owned Subsidiary of Mafco Consolidated Group Inc.)


                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                            (Dollars in thousands)
                                  (Unaudited)


                                              Additional
                                     Common     Paid-in     Retained
                                     Stock      Capital     Earnings    Total
- --------  -----------  ----------- -------


Balance as of December 31, 1994 .....  $   1    $ 29,999   $ 10,563  $40,563

Net income for the twenty-six weeks..      -           -      5,589    5,589

Dividends paid ......................      -           -     (5,000)  (5,000)
                                       -------  ----------  --------- --------

Balance as of July 1, 1995 ..........  $   1    $ 29,999   $ 11,152  $41,152
                                       =======  ==========  ========= ========



Balance as of December 31, 1995 .....  $   1    $ 34,834   $ 19,493  $54,328

Net income for the twenty-six weeks..      -           -     11,177   11,177

Dividends paid ......................      -           -     (7,180)  (7,180)
                                       -------  ----------  --------- --------

Balance as of June 29, 1996 .........  $   1    $ 34,834    $ 23,490  $ 58,325
                                       =======  ==========  ========= ========


                See notes to consolidated financial statements

               CONSOLIDATED CIGAR CORPORATION AND SUBSIDIARIES
    (An Indirect Wholly Owned Subsidiary of Mafco Consolidated Group Inc.)


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)

                                               Twenty-Six          Twenty-Six
                                              Weeks Ended         Weeks Ended
                                              June 29, 1996       July 1, 1995
                                             ---------------     -------------

Cash flows from operating activities:

  Net income ...............................   $  11,177         $   5,589

  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization ..........       3,647             3,742
    Deferred income ........................        (102)             (103)
    Changes in assets and liabilities:
      (Increase) decrease in:
         Accounts receivable ...............      (3,358)           (2,256)
         Inventories .......................      (3,893)           (2,331)
         Prepaid expenses and other ........        (654)             (450)
      Increase in:
         Accounts payable ..................       2,782             1,227
         Accrued expenses and
           other liabilities ...............       1,069               910
                                             ------------      ------------

Net cash provided by operating activities ..      10,668             6,328
                                             ------------      ------------

Cash flows used for investing activities:
  Capital expenditures .....................      (3,170)             (370)
  Investment in joint venture ..............        (482)
  Increase in other assets .................         114               200
                                             ------------      ------------

Net cash used for investing activities .....      (3,538)             (170)
                                             ------------      ------------


                See notes to consolidated financial statements

                CONSOLIDATED CIGAR CORPORATION AND SUBSIDIARIES
    (An Indirect Wholly Owned Subsidiary of Mafco Consolidated Group Inc.)


              CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                            (Dollars in thousands)
                                  (Unaudited)




                                                 Twenty-Six        Twenty-Six
                                                 Weeks Ended       Weeks Ended
                                                June 29, 1996     July 1, 1995
                                                --------------   -------------

Cash flows (used for) provided by
  financing activities:
  Borrowing (repayment) of revolving loan, net ...       $ 900         $ (700)
  Due to affiliates and other borrowings .........      (1,048)          (384)
  Dividends paid .................................      (7,180)        (5,000)
                                                   ------------    -----------
Net cash used for financing activities ...........      (7,328)        (6,084)
                                                   ------------    -----------

 (Decrease) increase in cash and cash equivalents.        (198)            74

Cash and cash equivalents, beginning of period ...       1,145          1,700
                                                   ------------    -----------

Cash and cash equivalents, end of period .........       $ 947        $ 1,774
                                                   ============    ===========




Supplemental disclosures of cash flow information:

  Interest paid during the period ................     $ 5,521        $ 6,819
  Income taxes paid during the period ............       4,830            314



                See notes to consolidated financial statements

               CONSOLIDATED CIGAR CORPORATION AND SUBSIDIARIES
                  (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF
                        MAFCO CONSOLIDATED GROUP INC.)


NOTE A - BASIS OF PRESENTATION

        On June 15, 1995, Mafco Holdings Inc. ("Mafco Holdings") and Mafco Consolidated Group Inc. ("Mafco Consolidated Group") formerly known as Abex Inc. ("Abex"), consummated an agreement and plan of merger (the "Merger Agreement") executed between the parties on January 6, 1995. The Merger Agreement provided for, among other things, the merger of C&F Merger Inc., a subsidiary of Mafco Holdings and the indirect parent of both Consolidated Cigar Corporation and its subsidiaries (the "Company") and Mafco Worldwide Corporation, with Mafco Consolidated Group, which was the surviving corporation in the merger. As a result, the Company became an indirect wholly owned subsidiary of Mafco Consolidated Group.

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and accordingly include all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair statement of the operations for the periods presented. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The fiscal year of the Company is comprised of four quarters with each quarter consisting of thirteen weeks ending on Saturday, except the last quarter which ends on December 31st. The statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto for the fiscal year ended December 31, 1995, as filed with the Form 10-K. The results of operations for the twenty-six week periods ended June 29, 1996 and July 1, 1995 are not necessarily indicative of the results for the entire year.

               CONSOLIDATED CIGAR CORPORATION AND SUBSIDIARIES
                  (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF
                        MAFCO CONSOLIDATED GROUP INC.)


NOTE B - INVENTORIES

The components of inventory are as follows:
                                      (In thousands)

                              June 29, 1996  December 31, 1995
                              -------------  -----------------
Raw materials and supplies       $29,684         $27,518
Work in process                    2,276           1,692
Finished goods                    11,964          10,634
                                 -------         -------
                                  43,924          39,844
Reserve for obsolescence          (1,009)           (822)
                                 -------         -------
                                 $42,915         $39,022
                                 =======         =======

NOTE C - TENDER OFFER

        On April 17, 1996, C&F Holdings Corp., a subsidiary of Mafco Consolidated Group, offered to purchase for cash all of the outstanding 10 1/2% Senior Subordinated Notes of the Company (the "10 1/2% Notes"). The cash purchase price was to have been equal to 105.5% of the outstanding principal amount of $90 million, plus accrued interest. The offer expired on May 15, 1996 and was not extended or modified by C&F Holdings Corp. None of the 10 1/2% Notes were purchased pursuant to the offer.

               CONSOLIDATED CIGAR CORPORATION AND SUBSIDIARIES
                  (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF
                        MAFCO CONSOLIDATED GROUP INC.)


MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF THE THIRTEEN WEEKS ENDED JUNE 29, 1996 AND JULY 1, 1995 AND THE TWENTY-SIX WEEKS ENDED JUNE 29, 1996 AND JULY 1, 1995

        Net sales were $52.0 million and $39.9 million for the thirteen weeks that ended June 29, 1996 (the "1996 Quarter") and July 1, 1995 (the "1995 Quarter"), respectively, an increase of $12.1 million or 30.2%. Net sales were $92.2 million and $71.4 million for the twenty-six weeks ended June 29, 1996 (the "1996 Period") and July 1, 1995 (the "1995 Period"), respectively, an increase of $20.8 million or 29.0%. The increases in net sales were primarily due to higher sales of cigars. Cigar sales increased primarily as a result of both a shift in the sales mix to higher priced cigars and price increases on certain cigar brands and, to a slightly lesser extent, an increase in cigar unit volume, particularly in the premium market.

        Gross profit was $21.9 million and $16.3 million for the 1996 Quarter and the 1995 Quarter, respectively, an increase of $5.6 million or 33.8%.
Gross profit was $38.8 million and $29.3 million for the 1996 Period and the 1995 Period, respectively, an increase of $9.5 million or 32.4%. The increases in gross profit for the 1996 Quarter and 1996 Period were due to the increases in sales, partially offset by increases in the costs of raw materials. As a percentage of net sales, gross profit increased to 42.1% for the 1996 Quarter and 1996 Period from 41.0% for the 1995 Quarter and 1995 Period, respectively, primarily due to fixed manufacturing costs spread over increased net sales.

        Selling, general and administrative ("SG&A") expenses were $9.4 million and $7.9 million for the 1996 Quarter and 1995 Quarter, respectively, an increase of $1.5 million or 19.8%. SG&A expenses were $17.6 million and $15.3 million for the 1996 Period and the 1995 Period, respectively, an increase of $2.3 million or 14.9%. The increases were primarily due to increased marketing and selling expenses. As a percentage of net sales, SG&A expenses decreased to 18.1% for the 1996 Quarter from 19.7% for the 1995 Quarter and to 19.1% for the 1996 Period from 21.4% from the 1995 Period. The decreases were primarily due to SG&A expenses increasing at a lower rate relative to the increases in net sales.

               CONSOLIDATED CIGAR CORPORATION AND SUBSIDIARIES
                  (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF
                        MAFCO CONSOLIDATED GROUP INC.)


        Operating income was $12.5 million and $8.5 million for the 1996 Quarter and 1995 Quarter, respectively, an increase of $4.0 million or 46.8%. Operating income was $21.2 million and $14.0 million for the 1996 Period and 1995 Period, respectively, an increase of $7.2 million or 51.6%. As a percentage of net sales, operating income increased to 24.0% for the 1996 Quarter from 21.3% for the 1995 Quarter and 23.0% for the 1996 Period from 19.6% for the 1995 Period, primarily due to higher gross profit margins and decreases in SG&A expenses as a percentage of net sales.

        Interest expense, net was $2.7 million and $3.4 million for the 1996 Quarter and 1995 Quarter, respectively, a decrease of $0.7 million or 21.8%. Interest expense, net was $5.3 million and $6.6 million for the 1996 Period and 1995 Period, respectively, a decrease of $1.3 million or 20.3%. The decreases were primarily due to a lower amount of debt outstanding during 1996.

        The provision for income taxes as a percentage of income before income taxes was 27.9% and 16.1% for the 1996 Quarter and 1995 Quarter, respectively and 27.0% and 18.5% for the 1996 Period and 1995 Period, respectively. The increases in the effective rate are primarily due to an increase in the provision for federal income taxes during 1996 partially offset by tax benefits associated with the Company's operations in Puerto Rico. Income tax expense for the 1996 Quarter and 1996 Period reflect provisions for federal income taxes, Puerto Rico tollgate taxes, and taxes on Puerto Rico source income, together with state and franchise taxes. Income tax expense for the 1995 Quarter and 1995 Period reflect provisions for federal income taxes, net of tax benefits resulting from the utilization of net operating loss carry forwards, Puerto Rico tollgate taxes and taxes on Puerto Rico source income, along with state and franchise taxes.

        As a result of the foregoing, net income was $6.8 million and $4.0 million for the 1996 Quarter and 1995 Quarter, respectively, an increase of $2.8 million or 69.9%. Net income was $11.2 million and $5.6 million for the 1996 Period and 1995 Period, respectively, an increase of $5.6 million or 100.0%.

               CONSOLIDATED CIGAR CORPORATION AND SUBSIDIARIES
                  (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF
                        MAFCO CONSOLIDATED GROUP INC.)

LIQUIDITY AND CAPITAL RESOURCES

        Net cash flows from operating activities were $10.7 million and $6.3 million for the 1996 Period and 1995 Period, respectively, representing an increase of $4.4 million. The increase was due primarily to an increase in net income partially offset by increased working capital requirements.

        Cash flows used in investing activities for the 1996 Period and 1995 Period are primarily related to capital expenditures. Capital expenditures were $3.2 million and $0.3 million for the 1996 Period and 1995 Period, respectively. The capital expenditures in the 1996 Period primarily relate to investments in the Company's manufacturing facilities to meet the increased demand for the Company's premium cigars. The Company is expanding its existing manufacturing facilities in the Dominican Republic and Honduras and is constructing, as part of a joint venture, new facilities in Jamaica. The Company currently expects that its facility expansion projects in the Dominican Republic and Honduras and the construction project in Jamaica will be completed
by the end of 1996.   Capital expenditures for the remainder of 1996 are
expected to be approximately $1.9 million, including funding for the construction projects. The capital expenditures in the 1995 Period primarily relate to investments in cigar manufacturing equipment and are part of the continual maintenance and upgrading of the Company's manufacturing facilities. For the 1996 Period, $0.5 million of cash flows was also invested, as part of an equity investment, in the Jamaica joint venture.

        Cash flows used for financing activities were $7.3 million and $6.1 million for the 1996 Period and 1995 Period, respectively, and were primarily used to make a $7.2 million dividend to Mafco Consolidated Group during the 1996 Period and a $5.0 million dividend to Mafco Holdings during the 1995 Period.

               CONSOLIDATED CIGAR CORPORATION AND SUBSIDIARIES
                  (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF
                        MAFCO CONSOLIDATED GROUP INC.)

        In 1993 and 1994 the Company entered into two five-year interest rate swap agreements in an aggregate notional amount of $85.0 million. Under the terms of the agreements, the Company receives a fixed interest rate averaging 5.8% and pays a variable interest rate equal to the six month London interbank offered rate (LIBOR). The Company entered into such agreements to take advantage of the differential between long-term and short-term interest rates and effectively converted the interest rate on $85.0 million of fixed-rate indebtedness under the 10 1/2% Notes to a variable rate. Had the Company terminated these agreements, which the Company considers to be held for other than trading purposes on July 17, 1996, the Company would have realized a combined loss of approximately $2.1 million. Future positive or negative cash flows associated with these agreements will depend upon the trend of short-term interest rates during the remaining life of the agreements. In the event of non-performance of the counterparties at anytime during the remaining lives of these agreements which expire at December 1998 and January 1999, the Company could lose some or all of any future positive cash flows. However, the Company does not anticipate non-performance by such counterparties.

        The Company's principal sources of working capital for the current year will be generated from operations and borrowings under the credit agreement
with The Chase Manhattan Bank, as the agent (the "Credit Agreement").   The
availability for borrowings under the Credit Agreement was $39.9 million as of June 29, 1996, of which the Company had borrowed $22.5 million (including letters of credit issued). The Company intends to pay a cash dividend of approximately $5.6 million funded by borrowings under the Credit Agreement. As of June 29, 1996, after giving effect to the proposed borrowings under the Credit Agreement to fund such $5.6 million dividend, there would have been approximately $28.1 outstanding (including letters of credit) and $11.8 million available under the Credit Agreement. The amounts available for borrowing under the Credit Agreement will be reduced to $34.9 million by December 31, 1996. Given the availability of borrowing under the Credit Agreement and cash flow generated from operations, the Company does not currently foresee the need to incur additional indebtedness to meet the Company's ongoing operating needs during 1996.

               CONSOLIDATED CIGAR CORPORATION AND SUBSIDIARIES
                  (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF
                        MAFCO CONSOLIDATED GROUP INC.)

Item 6.         Exhibits and Reports on Form 8-K

                (a)     Exhibits
                        None

                (b)     Reports on Form 8-K
                        Consolidated Cigar Corporation filed no reports on Form 8-K during the fiscal quarter ended June 29, 1996.

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

                                        Consolidated Cigar Corporation
                                        ----------------------------
                                                (Registrant)


DATE: July 30, 1996                     /s/ Theo W. Folz
                                        ----------------------------
                                        Theo W. Folz
                                        Chief Executive Officer


DATE: July 30, 1996                     /s/ Gary R. Ellis
                                        ----------------------------
                                        Gary R. Ellis
                                        Chief Financial Officer