Form 10-Q
period 1996-09-28
CONSOLIDATED CIGAR CORP
filed 1996-11-12
CIK 846584

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended     September 28, 1996
                               ------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                              to
                               ----------------------------    ----------------
Commission file number              33-26987
                       --------------------------------------------------------

                         CONSOLIDATED CIGAR CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  DELAWARE                               13-3148462
       -------------------------------              --------------------
       (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)                Identification No.)

 5900 NORTH ANDREWS AVENUE,  FORT LAUDERDALE,  FLORIDA        33309-2369
-------------------------------------------------------------------------------
 (Address of principal executive offices)                     (Zip code)

                                 (954) 772-9000
                                 --------------
              (Registrant's telephone number, including area code)

-------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [ ] No [X]

         As of November 1, 1996 the Registrant had 1,000 shares of Common Stock, par value $1.00 per share, outstanding, all of which were indirectly held by Mafco Consolidated Group Inc.

                CONSOLIDATED CIGAR CORPORATION AND SUBSIDIARIES


                                     INDEX
                                     -----

                                                                          Page
                                                                         Number
                                                                         ------
Part I.  FINANCIAL INFORMATION


   Item 1. Interim Financial Statements


   Condensed Consolidated Balance Sheets at September 28, 1996
   (unaudited) and December 31, 1995........................................4

   Condensed Consolidated Statements of Operations
   for the Thirteen Weeks Ended September 28, 1996 (unaudited)
   and September 30, 1995 (unaudited).......................................6

   Condensed Consolidated Statements of Operations
   for the Thirty-Nine Weeks Ended September 28, 1996 (unaudited)
   and September 30, 1995 (unaudited).......................................7

   Condensed Consolidated Statements of Stockholders' (Deficiency) Equity
   for the Thirty-Nine Weeks Ended September 28, 1996 (unaudited)
   and September 30,  1995 (unaudited)......................................8

   Condensed Consolidated Statements of Cash Flows
   for the Thirty-Nine Weeks Ended September 28, 1996 (unaudited)
   and September 30, 1995 (unaudited).......................................9

   Notes to Unaudited Condensed Consolidated Financial Statements..........11

                CONSOLIDATED CIGAR CORPORATION AND SUBSIDIARIES


   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations......................................................12


Part II. OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K................................15

               CONSOLIDATED CIGAR CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)


                                                                   September 28,   December 31,
                                                                       1996            1995
                                                                    (Unaudited)
                                                                  --------------- --------------
              ASSETS
Current assets:
 Cash and cash equivalents                                        $        2,627   $      1,145
 Accounts receivable, less allowances
  of $4,634 and $4,322, respectively                                      19,234         14,883
 Inventories                                                              47,065         39,022
 Prepaid expenses and other                                                4,705          3,914
                                                                  --------------- --------------
Total current assets                                                      73,631         58,964

Property, plant and equipment, net of accumulated depreciation            37,445         35,370

Trademarks, less accumulated amortization
 of $3,102 and $2,453, respectively                                       31,372         32,021
Goodwill, less accumulated amortization
 of $6,180 and $4,942, respectively                                       60,136         61,374
Other intangibles and assets, less accumulated
 amortization of $4,427 and $4,670, respectively                           4,338          4,001
                                                                  --------------- --------------

Total assets                                                       $     206,922   $    191,730
                                                                  =============== ==============

      See notes to unaudited condensed consolidated financial statements

               CONSOLIDATED CIGAR CORPORATION AND SUBSIDIARIES

                            (Dollars in thousands)

                                                       September 28,   December 31,
                                                           1996            1995
                                                        (Unaudited)
                                                      --------------- --------------
    LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
 Accounts payable                                      $      10,281   $      3,797
 Accrued expenses                                             15,995         16,103
 Due to affiliate                                              1,226          1,685
                                                      --------------- --------------
Total current liabilities                                     27,502         21,585

Long-term debt                                               110,000        110,600
Other liabilities                                              7,106          5,217
                                                      --------------- --------------
Total liabilities                                            144,608        137,402
                                                      --------------- --------------

Commitments and contingencies

Stockholder's equity:
 Common stock, $1.00 par value,
  1,000 shares authorized, issued and outstanding                  1              1

 Additional paid-in capital                                   34,834         34,834
 Retained earnings                                            27,479         19,493
                                                      --------------- --------------
Total stockholder's equity                                    62,314         54,328
                                                      --------------- --------------

Total liabilities and stockholder's equity             $     206,922   $    191,730
                                                      =============== ==============

      See notes to unaudited condensed consolidated financial statements

                CONSOLIDATED CIGAR CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Dollars in thousands)
                                  (Unaudited)

                                               Thirteen        Thirteen
                                             Weeks Ended     Weeks Ended
                                             September 28,   September 30,
                                                 1996            1995
                                            --------------- ---------------
Net sales                                    $      60,620   $      43,687
Cost of sales                                       34,975          26,146
                                            --------------- ---------------

Gross profit                                        25,645          17,541

Selling, general
 and administrative expenses                         9,018           8,342
                                            --------------- ---------------

Operating income                                    16,627           9,199
                                            --------------- ---------------

Other expenses:
 Interest expense, net                               2,660           3,041
 Miscellaneous                                         256             383
                                            --------------- ---------------
                                                     2,916           3,424
                                            --------------- ---------------

Income before provision for
 income taxes                                       13,711           5,775

Provision for income taxes                           4,134           1,514

                                            --------------- ---------------

Net income                                   $       9,577   $       4,261
                                            =============== ===============

      See notes to unaudited condensed consolidated financial statements

                CONSOLIDATED CIGAR CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Dollars in thousands)
                                  (Unaudited)

                                              Thirty-Nine     Thirty-Nine
                                              Weeks Ended     Weeks Ended
                                             September 28,   September 30,
                                                 1996            1995
                                            --------------- ---------------
Net sales                                    $     152,820   $     115,136
Cost of sales                                       88,391          68,312
                                            --------------- ---------------

Gross profit                                        64,429          46,824

Selling, general
 and administrative expenses                        26,596          23,637
                                            --------------- ---------------

Operating income                                    37,833          23,187
                                            --------------- ---------------

Other expenses:
 Interest expense, net                               7,961           9,691
 Miscellaneous                                         841             866
                                            --------------- ---------------
                                                     8,802          10,557
                                            --------------- ---------------

Income before provision for
 income taxes                                       29,031          12,630

Provision for income taxes                           8,277           2,780

                                            --------------- ---------------

Net income                                   $      20,754   $       9,850
                                            =============== ===============

      See notes to unaudited condensed consolidated financial statements

                CONSOLIDATED CIGAR CORPORATION AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                            (Dollars in thousands)
                                  (Unaudited)

                                                      Additional
                                         Common        Paid-in        Retained
                                         Stock         Capital        Earnings         Total
                                     ------------- -------------- --------------- ---------------

Balance at December 31, 1994          $        1    $     29,999   $      10,563   $      40,563

Net income for the thirty-nine weeks           -               -           9,850           9,850

Dividends paid                                 -               -          (5,000)         (5,000)
                                     ------------- -------------- --------------- ---------------
Balance at September 30, 1995         $        1    $     29,999   $      15,413   $      45,413
                                     ============= ============== =============== ===============


Balance at December 31, 1995          $        1    $     34,834   $      19,493   $      54,328

Net income for the thirty-nine weeks           -               -          20,754          20,754

Dividends paid                                 -               -         (12,768)        (12,768)
                                     ------------- -------------- --------------- ---------------
Balance at September 28, 1996         $        1    $     34,834   $      27,479   $      62,314
                                     ============= ============== =============== ===============

      See notes to unaudited condensed consolidated financial statements

                CONSOLIDATED CIGAR CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)

                                                             Thirty-Nine     Thirty-Nine
                                                             Weeks Ended     Weeks Ended
                                                            September 28,   September 30,
                                                                1996            1995
                                                           --------------- ---------------

Cash flows from operating activities:
 Net income                                                 $      20,754   $       9,850

 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                                    5,499           5,730
   Deferred income                                                   (153)           (154)
   Changes in assets and liabilities:
    Increase in:
     Accounts receivable                                           (4,351)         (2,655)
     Inventories                                                   (8,043)         (3,629)
     Prepaid expenses and other                                      (751)           (282)
    Increase (decrease) in:
     Accounts payable                                               6,484           2,400
     Accrued expenses and
      other liabilities                                               744            (861)
                                                           --------------- ---------------

Net cash provided by operating activities                          20,183          10,399
                                                           --------------- ---------------

Cash flows (used for) provided by investing activities:
 Capital expenditures                                              (4,376)           (561)
 Investment in joint venture                                         (482)              -
 (Increase) decrease in other assets                                  (16)            950
                                                           --------------- ---------------

Net cash (used for) provided by investing activities               (4,874)            389
                                                           --------------- ---------------

      See notes to unaudited condensed consolidated financial statements

                CONSOLIDATED CIGAR CORPORATION AND SUBSIDIARIES

                            (Dollars in thousands)
                                  (Unaudited)

                                                            Thirty-nine      Thirty-nine
                                                            Weeks Ended      Weeks Ended
                                                            September 28,   September 30,
                                                                1996            1995
                                                           --------------- ---------------
Cash flows used for financing activities:
  Repayment of revolving loan, net                          $        (600)  $      (5,900)
  Due to affiliates and other borrowings                             (459)           (386)
  Dividends paid                                                  (12,768)         (5,000)
                                                           --------------- ---------------
Net cash used for financing activities                            (13,827)        (11,286)
                                                           --------------- ---------------

 Increase (decrease) in cash and cash equivalents                   1,482            (498)

Cash and cash equivalents, beginning of period                      1,145           1,700
                                                           --------------- ---------------

Cash and cash equivalents, end of period                    $       2,627           1,202
                                                           =============== ===============




Supplemental disclosures of cash flow information:

 Interest paid during the period                            $      10,548          12,461

 Income taxes paid during the period                                8,362             834


      See notes to unaudited condensed consolidated financial statements

                CONSOLIDATED CIGAR CORPORATION AND SUBSIDIARIES


NOTE A - BASIS OF PRESENTATION

    On June 15, 1995 Mafco Holdings Inc. ("Mafco Holdings") and Mafco Consolidated Group Inc. ("Mafco Consolidated Group") formerly known as Abex Inc. ("Abex"), consummated an agreement and plan of merger (the "Merger Agreement") executed between the parties on January 6, 1995. The Merger Agreement provided for, among other things, the merger of C&F Merger Inc., a subsidiary of Mafco Holdings and the indirect parent of both Consolidated Cigar Corporation and its subsidiaries (the "Company") and Mafco Worldwide Corporation, with Mafco Consolidated Group, which was the surviving corporation in the merger. As a result, the Company became an indirect wholly-owned subsidiary of Mafco Consolidated Group.

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and accordingly include all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair statement of the operations for the periods presented. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The fiscal year of the Company is comprised of four quarters with each quarter consisting of thirteen weeks ending on Saturday except the last quarter which ends on December 31st. The statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto for the fiscal year ended December 31, 1995, as filed with the Form 10K. The results of operations for the thirty-nine week period ended September 28, 1996 and September 30, 1995 are not necessarily indicative of the results for the entire year.


NOTE B - INVENTORIES


The components of inventory are as follows:
                                                    (In thousands)
                                    September 28, 1996        December 31, 1995
                                    ------------------        -----------------
Raw materials and supplies                $33,672                  $26,922
Work in process                             2,230                    1,692
Finished goods                             11,163                   10,408
                                           ------                   ------
                                          $47,065                  $39,022
                                          =======                  =======

                CONSOLIDATED CIGAR CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF THE THIRTEEN WEEKS ENDED SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995 AND THE THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995

    Net sales were $60.6 million and $43.7 million for the thirteen weeks that ended September 28, 1996 (the "1996 Quarter") and September 30, 1995 (the "1995 Quarter"), respectively, an increase of $16.9 million or 38.8%. Net sales were $152.8 million and $115.1 million for the thirty-nine weeks ended September 28, 1996 (the "1996 Period") and September 30, 1995 (the "1995 Period"), respectively, an increase of $37.7 million or 32.7%. The increases in net sales were primarily due to higher sales of cigars. Cigar sales increased primarily as a result of both a shift in the sales mix to higher priced cigars and price increases on certain cigar brands and, to a lesser extent, an increase in cigar unit volume, particularly in the premium market.

    Gross profit was $25.6 million and $17.5 million for the 1996 Quarter and the 1995 Quarter, respectively, an increase of $8.1 million or 46.2%. Gross profit was $64.4 million and $46.8 million for the 1996 Period and the 1995 Period, respectively, an increase of $17.6 million or 37.6%. The increases in gross profit for the 1996 Quarter and 1996 Period were due to the increase in sales, partially offset by increases in the costs of raw materials. As a percentage of net sales, gross profit increased to 42.3% and 42.2% for the 1996 Quarter and 1996 Period respectively, from 40.2% and 40.7% for the 1995 Quarter and 1995 Period, respectively, primarily due to fixed manufacturing costs spread over increased production volume.

    Selling, general and administrative ("SG&A") expenses were $9.0 million and $8.3 million for the 1996 Quarter and 1995 Quarter, respectively, an increase of $0.7 million or 8.1%. SG&A expenses were $26.6 million and $23.6 million for the 1996 Period and the 1995 Period, respectively, an increase of $3.0 million or 12.5%. The increases for the 1996 Quarter and 1996 Period were primarily due to increased compensation expense in addition to increased marketing and selling expenses for the 1996 Period. As a percentage of net sales, SG&A expenses decreased to 14.9% for the 1996 Quarter from 19.1% for the 1995 Quarter and to 17.4% for the 1996 Period from 20.5% from the 1995 Period. The decreases were primarily due to SG&A expenses increasing at a lower rate relative to the increase in net sales.

    Operating income was $16.6 million and $9.2 million for the 1996 Quarter and 1995 Quarter, respectively, an increase of $7.4 million or 80.7%. Operating income was $37.8 million and $23.2 million for the 1996 Period and 1995 Period, respectively, an increase of $14.6 million or 63.2%. As a percentage of net sales, operating income increased to 27.4% for the 1996 Quarter from 21.1% for the 1995 Quarter and 24.8% for the 1996 Period from 20.1% for the 1995 Period, primarily due to higher gross profit margins and a decrease in SG&A expenses as a percentage of net sales.

    Interest expense, net was $2.7 million and $3.0 million for the 1996 Quarter and 1995 Quarter, respectively, a decrease of $0.3 million or 12.5%. Interest expense, net was $8.0 million and $9.7 million for the 1996 Period and 1995 Period, respectively, a decrease of $1.7 million or 17.9%. The decreases were primarily due to a lower amount of debt outstanding during 1996.

                CONSOLIDATED CIGAR CORPORATION AND SUBSIDIARIES

    The provision for income taxes as a percentage of income before income taxes was 30.1% and 26.2% for the 1996 Quarter and 1995 Quarter, respectively and 28.5% and 22.0% for the 1996 Period and 1995 Period, respectively. The increase in the effective rate is primarily due to an increase in the provision for federal income taxes during 1996 partially offset by tax benefits associated with the Company's operations in Puerto Rico. Income tax expense for the 1996 Quarter and 1996 Period reflect provisions for federal income taxes, Puerto Rico tollgate taxes, and taxes on Puerto Rico source income, together with state and franchise taxes. Income tax expense for the 1995 Quarter and 1995 Period reflect provisions for federal income taxes, net of tax benefits resulting from the utilization of net operating loss carry forwards, Puerto Rico tollgate taxes and taxes on Puerto Rico source income, along with state and franchise taxes.

As a result of the foregoing, net income was $9.6 million and $4.3 million for the 1996 Quarter and 1995 Quarter, respectively, an increase of $5.3 million or 124.8%. Net income was $20.8 million and $9.9 million for the 1996 Period and 1995 Period, respectively, an increase of $10.9 million or 110.7%.


LIQUIDITY AND CAPITAL RESOURCES

    Net cash flows from operating activities were $20.2 million and $10.4 million for the 1996 Period and 1995 Period, respectively, representing an increase of $9.8 million. The increase was due primarily to an increase in net income, partially offset by increased working capital requirements.

    Cash flows used for investing activities for the 1996 Period and 1995 Period are primarily related to capital expenditures. Capital expenditures were $4.4 million and $0.6 million for the 1996 Period and 1995 Period, respectively. The capital expenditures in the 1996 Period primarily relate to investment in the Company's manufacturing facilities to meet the increased demand for the Company's premium cigars. The Company is expanding its existing manufacturing facilities in the Dominican Republic and Honduras, and is constructing, as part of a joint venture, new facilities in Jamaica. The Company currently expects that its facility expansion projects in the Dominican Republic and Honduras and the construction project in Jamaica will be complete by the end of 1996. Capital expenditures for the remainder of 1996 are expected to be approximately $0.7 million, including funding for the construction projects. The capital expenditures in the 1995 Period primarily relate to investments in cigar manufacturing equipment and are part of the continual maintenance and upgrading of the Company's manufacturing facilities. For the 1996 Period, $0.5 million of cash flows was also invested, as part of an equity investment, in the Jamaica joint venture.

    Cash flows used for financing activities were $13.8 million and $11.3 million for the 1996 Period and 1995 Period, respectively, and were primarily used to pay $12.8 million of dividends to Mafco Consolidated Group during the 1996 Period and to pay a $5.0 million dividend to Mafco Holdings during the 1995 Period. In addition, the 1995 Period included net repayments of borrowings under the credit agreement of $5.9 million.

                CONSOLIDATED CIGAR CORPORATION AND SUBSIDIARIES

    In 1993 and 1994 the Company entered into two five-year interest rate swap agreements in an aggregate notional amount of $85.0 million. Under the terms of the agreements, the Company receives a fixed interest rate averaging 5.8% and pays a variable interest rate equal to the six month London interbank offered rate (LIBOR). The Company entered into such agreements to take advantage of the differential between long-term and short-term interest rates and effectively converted the interest rate on $85.0 million of fixed-rate indebtedness under the 10 1/2% Notes to a variable rate. Had the Company terminated these agreements, which the Company considers to be held for other than trading purposes on October 16, 1996, the Company would have realized a combined loss of approximately $1.0 million. Future positive or negative cash flows associated with these contracts will depend upon the trend of short-term interest rates during the remaining life of the agreements. In the event of non-performance of the counterparties at anytime during the remaining lives of these agreements which expire at December 1998 and January 1999, the Company could lose some or all of any future positive cash flows. However, the Company does not anticipate non-performance by such counterparties.

    The Company's principal sources of working capital for the current year will be generated from operations and borrowings under the credit agreement with The Chase Manhattan Bank, as the agent (the "Credit Agreement"). The availability for borrowings under the Credit Agreement was $37.4 million as of September 28, 1996, of which the Company had borrowed $21.0 million (including letters of credit issued). The amounts available for borrowing under the Credit Agreement will be reduced to $34.9 million by December 31, 1996. Given the availability of borrowing under the Credit Agreement and cash flow generated from operations, the Company does not currently foresee the need to incur additional indebtedness to meet the Company's ongoing operating needs during the next twelve months.

                CONSOLIDATED CIGAR CORPORATION AND SUBSIDIARIES


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             10.2 (i) Amendment No. 9 to the Credit Agreement dated as of March 13, 1996 (incorporated by reference from Exhibit
                        10.2 (i) to Amendment No. 1 of Consolidated Cigar Holdings Inc. Registration Statement on Form S-1 (Registration No. 333-6819)).

             10.2 (j) Amendment No. 10 to the Credit Agreement dated as of July 31, 1996 (incorporated by reference from Exhibit
                        10.2 (j) to Amendment No. 2 of Consolidated Cigar Holdings Inc. Registration Statement of Form S-1 (Registration No. 333-6819)).

            *27.0       Financial Data Schedule

         (b) Reports on Form 8-K

             Consolidated Cigar Corporation filed no reports on Form 8-K during the fiscal quarter ended September 28, 1996.



* Filed herein.

                CONSOLIDATED CIGAR CORPORATION AND SUBSIDIARIES


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


                                       Consolidated Cigar Corporation
                                       ------------------------------
                                              (Registrant)


DATE: November 12, 1996                /s/ Theo W. Folz
                                       -----------------------------------
                                       Theo W. Folz
                                       Chief Executive Officer



DATE: November 12, 1996                /s/ Gary R. Ellis
                                       -----------------------------------
                                       Gary R. Ellis
                                       Chief Financial Officer

                CONSOLIDATED CIGAR CORPORATION AND SUBSIDIARIES

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Consolidated Cigar Corporation
                                       ------------------------------
                                              (Registrant)


DATE: November 12, 1996                -----------------------------------
                                       Theo W. Folz
                                       Chief Executive Officer



DATE: November 12, 1996                -----------------------------------
                                       Gary R. Ellis
                                       Chief Financial Officer