Form 10-K
period 1996-12-31
CONSOLIDATED CIGAR CORP
filed 1997-03-28
CIK 846584

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the fiscal year ended December 31, 1996

                                      OR

[ ] TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the transition  period from        to      .

                        Commission file number 33-26987

                        CONSOLIDATED CIGAR CORPORATION
            (Exact name of registrant as specified in its charter)


               DELAWARE                              13-3148462
  (State or other jurisdiction of       (I.R.S. Employer Identification No.)
  incorporation or organization)



                           5900 NORTH ANDREWS AVENUE
                      FORT LAUDERDALE, FLORIDA 33309-2369
         (Address of principal executive offices, including zip code)


                                (954) 772-9000
             (Registrant's telephone number, including area code)


       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X


         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

        There were no shares of common stock held by non-affiliates. The number of shares outstanding of the registrant's common stock $1.00 par value, is 1,000 shares as of March 15, 1997.

                           Exhibit Index on Page 27

                CONSOLIDATED CIGAR CORPORATION AND SUBSIDIARIES
                         1996 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS


                                                                                                              PAGE
                                                           PART I
Item 1.           BUSINESS................................................................................       3
Item 2.           PROPERTIES..............................................................................      11
Item 3.           LEGAL PROCEEDINGS.......................................................................      11
Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................      11
                                                           PART II
Item 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...................      12

Item 6.           SELECTED FINANCIAL DATA.................................................................      12
Item 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION  AND RESULTS OF OPERATIONS..      14

Item 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............................................      19
Item 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING  AND FINANCIAL DISCLOSURE...      19

                                                          PART III
Item 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT......................................      20
Item 11.          EXECUTIVE COMPENSATION..................................................................      21
Item 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..........................      24

Item 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........................................      24
                                                           PART IV
Item 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K........................      26

                                    PART I
ITEM 1. BUSINESS

BACKGROUND

         Consolidated Cigar Corporation (the "Company" or the "Registrant"), a Delaware corporation, was founded in 1918 and since March 3, 1993 has been a wholly owned subsidiary of Consolidated Cigar Holdings Inc. ("Consolidated Cigar Holdings"), which was a wholly owned subsidiary of Mafco Holdings Inc. ("Mafco Holdings") through June 14, 1995. From June 15, 1995, the Company had been an indirect wholly owned subsidiary of Mafco Consolidated Group Inc. ("Mafco Consolidated Group") until August 21, 1996, when Consolidated Cigar Holdings completed an initial public offering (the "IPO"). In the IPO, Consolidated Cigar Holdings issued and sold 6,075,000 shares of its Class A Common Stock, thereby reducing Mafco Consolidated Group's ownership interest in Consolidated Cigar Holdings to approximately 80.2%. On March 20, 1997, Consolidated Cigar Holdings completed a secondary offering (the "Offering"), of 5,000,000 shares of Class A Common Stock sold by Mafco Consolidated Group, reducing its ownership in Consolidated Cigar Holdings to approximately 63.9%.


         Based upon its knowledge of the cigar industry and public filings of its competitors, the Company believes that, in terms of dollar sales, it is the largest manufacturer and marketer of cigars in the United States. The Company believes that its leading market position is attributable to the strength of its brand names, the quality of its products and customer service, its manufacturing and marketing expertise, and the experience of its management.


GENERAL

         The Company is the largest manufacturer and marketer of cigars sold in the United States in terms of dollar sales, with a 1996 market share of approximately 23% according to the Company's estimates. The Company markets its cigar products under a number of well-known brand names at all price levels and in all segments of the growing cigar market, including premium large cigars, mass market large cigars and mass market little cigars. The Company attributes its leading market position to the following competitive strengths: (i) well-known brand names, many of which are the leading brands in their category; (ii) broad range of product offerings within both the premium and mass market segments of the United States cigar market; (iii) commitment to and reputation for manufacturing quality cigars; (iv) marketing expertise and close attention to customer service; (v) efficient manufacturing operations; and (vi) an experienced management team. The Company is also a leading producer of pipe tobacco and is the largest supplier of private label and branded generic pipe tobacco to mass market retailers. In addition, the Company distributes a variety of pipe and cigar smokers' accessories.

         The Company's cigars and pipe tobacco products are marketed under a number of well-known brand names. The Company's premium cigars include the H. UPMANN, MONTECRISTO, DON DIEGO, TE-AMO, SANTA DAMIANA, ROYAL JAMAICA, PRIMO DEL REY and MONTECRUZ brands. The Company's mass market large cigars include the ANTONIO Y CLEOPATRA (also known as AyC), DUTCH MASTERS, EL PRODUCTO, MURIEL, BACKWOODS, SUPER VALUE and SUPRE SWEETS brands. The Company's mass market little cigars include the DUTCH TREATS, SUPER VALUE and SUPRE SWEETS brands. The Company's pipe tobacco products include the MIXTURE NO. 79 and CHINA BLACK brands.

         According to industry sources, the cigar industry experienced declining consumption between 1964 and 1993 at a compound annual unit rate of 3.6% (and, with respect to large cigar consumption, at a compound annual unit rate of 5.0%). The Company experienced similar trends in the unit volume of its cigars during such period. While the cigar industry has experienced significantly better trends in unit consumption since 1993 compared to this historical trend, there can be no assurance that the recent positive trends will continue or that the Company would be able to offset any future decline in consumption.


BUSINESS STRATEGY

         The Company's business strategy is to (i) capitalize on growth opportunities in the premium cigar market, (ii) expand mass market cigar and pipe tobacco products business, (iii) broaden mass market cigar distribution channels, (iv) improve manufacturing processes and raw material procurement and (v) pursue selectively strategic acquisitions. The Company's ability to implement its business strategy successfully will be dependent on business, financial and other factors beyond the Company's control, including, among others, prevailing changes in consumer preferences, access to sufficient quantities of raw materials, availability of trained laborers and changes in tobacco products regulation. There can be no assurance that the Company will continue to be successful in implementing its business strategy or that the Company's net sales, operating margin and net margin will continue to increase at rates similar to those experienced by the Company in 1996.

PRODUCTS


         The Company manufactures cigars in all subcategories and at all price levels. The Company also manufactures its own cigar boxes and man-made wrapper, filler and binder and little-cigar filters.


PREMIUM CIGARS

         Premium cigars are generally hand made and primarily sell at retail price points above $1.00 per cigar. The Company's premium cigars are primarily long-filler, large cigars that have high quality natural leaf wrappers and binders. The Company uses tobaccos of the best grades for its premium cigars. Such tobaccos are combined according to brand-specified formulas to create the "filler" of each cigar. In order to make hand made cigars, "binder" tobacco is hand-wrapped around filler to create the "bunch" which is placed into a mold. Then, "wrapper" tobacco is hand-wrapped around the bunch, creating a premium cigar. In the Company's premium cigars, the wrapper, binder and filler are natural tobacco leaf.

         The Company's premium cigars include the well-known H. UPMANN, MONTECRISTO, DON DIEGO, TE-AMO, SANTA DAMIANA, ROYAL JAMAICA, PRIMO DEL REY and MONTECRUZ brands as well as other recognized brand names. The Company's premium cigars are manufactured in its Dominican Republic and Honduras facilities, except for TE-AMO, which is manufactured in Mexico and purchased from a third party.

MASS MARKET CIGARS

         Mass market cigars are machine made and generally have a retail price point of $1.00 or less per cigar. Mass market cigars use less expensive tobacco than premium cigars. The Company uses a variety of techniques and grades of tobacco to produce mass market cigars which compete at all the price points in the mass cigar market. Mass market cigars include large cigars (weighing three pounds per 1,000 cigars or more) and little cigars (weighing less than three pounds per 1,000 cigars).

         Mass market large cigars generally consist of filler tobacco that is wrapped first with a binder and then with a wrapper. The more expensive mass market large cigars combine natural leaf wrapper and man-made binder made from tobacco ingredients instead of natural binder, with filler threshed into short, uniform pieces. In less expensive mass market large cigars, man-made wrapper made primarily from tobacco ingredients replaces natural tobacco leaf. The Company adds flavors and/or plastic tips to certain of its popularly priced mass market large cigars. The Company's major mass market brands in the middle price range include ANTONIO Y CLEOPATRA, DUTCH MASTERS, EL PRODUCTO, BACKWOODS, SUPER VALUE and SUPRE SWEETS. The Company's MURIEL brand is in the less expensive range.

         Little cigars consist of filler tobacco wrapped only by a wrapper with a filter tip. Little cigars are made on a high-speed machine with man-made wrapper made from tobacco ingredients and no binder. Little cigars are flavored and produced with a filter. Generally, little cigars are the lowest priced segment of the mass market category. The Company's little cigar brands include DUTCH TREATS, SUPER VALUE and SUPRE SWEETS.


PIPE TOBACCO AND ACCESSORIES

         In addition to its cigars, the Company manufactures pipe tobaccos for sale under its own brand names, such as MIXTURE NO. 79 and CHINA BLACK, and for sale in bulk to tobacconists, as well as private label brands for chain stores and wholesale distributors. The Company also distributes smokers' accessories, such as lighters, tobacco pouches, pipe cleaners and cigar cutters. Net sales attributable to the distribution of such accessories was not material to the Company's results of operations in fiscal 1995.

         The Company uses tobaccos of various types, grades, countries of origin and crop years for its pipe tobacco, which are moisturized with steam and then blended according to specific formulas ("primary blends"). The primary blends are "cased" (sprayed or dipped) in liquids containing water, humectant, sugars, licorice, cocoa, fruit juices or other flavorings in order to keep the tobacco in pliable condition and to enhance its aroma and taste. The cased tobaccos are cut and dried and then held in bins to allow the casing and moisture to be distributed uniformly throughout the tobacco. Thereafter, the tobacco blends are flavored with natural and artificial flavors, herbs or spices, and blends are held for a short period of time prior to packaging into pouches, bags, cans or other selling containers.


SPECIALTY AND OTHER PRODUCTS

         The Company's other products include various tobacco and non-tobacco related products manufactured by the Company in order to utilize excess manufacturing capacity at certain of its facilities and improve overall efficiency.


BACKORDERS

         The increased demand for cigars, especially premium cigars, has caused the Company's back orders of premium cigars to increase from 3.2 million cigars at December 31, 1994 to 4.3 million cigars at December 31, 1995, and to further increase to 37.0 million cigars at December 31, 1996. Although the demand for premium cigars has continued to increase, the substantial increase in backorders of premium cigars experienced by the Company in 1996 was due, at least in part, to the practice by customers of submitting orders well in excess of required quantities in an attempt to ensure a larger allocation of the Company's premium cigar production. As such, the increase in backorders does not accurately reflect the demand for the Company's premium cigars. Beginning in 1997, the Company established new ordering policies to reduce backorders. The Company no longer accepts orders from its largest customers for premium cigars, but instead allocates to each of them a portion of its production. As a result of such new ordering policies, the amount of future backorders will not be comparable to those previously experienced by the Company. The Company's ability to increase its production of premium cigars and decrease its backorders is, however, constrained by a shortage of experienced skilled laborers. Although the Company is hiring and training new rollers and bunchers, the training process averages up to one year and not all trainees are able to successfully complete the Company's training program. The Company is building additional plant capacity to meet future growth in demand for its premium cigars. Although the Company believes that these measures will enable it to increase its production of premium cigars, there can be no assurance that the Company will be able to meet any future level of demand for its premium cigars. There can be no assurance, however, that demand for the Company's premium cigars will continue to grow in the future.

         The Company's ability to manufacture premium and mass market cigars may also be constrained by the ability of tobacco growers and suppliers to meet the Company's demands for its raw materials in a timely manner. Tobacco, as a crop that is harvested annually, restricts the ability of tobacco growers to adjust acreage grown in any given year to meet changes in market demands. In addition, increases in acreage of tobacco grown requires significant capital, which growers may be unable or unwilling to invest. If the rate of escalation in consumption of cigars and other tobacco products continues, but the supply of tobacco remains constant or increases at a lower rate than demand, the Company's ability to increase its production of cigars, and thereby reduce its backorders, could be inhibited.


SALES AND MARKETING

         The Company sells its cigar and pipe tobacco products throughout the United States to over 2,500 customers, consisting of wholesale distributors, direct buying chains, including drug store chains and mass market retailers, and tobacconists. The Company employs a full-time in-house sales organization to develop and service its sales to wholesalers, distributors, direct buying chains and tobacconists. The Company's sales force is organized into two sales units: a mass market division and a premium division. The Company believes that the organization of its sales force into two divisions positions it to maintain a high degree of focus on each of its principal product categories. The mass market sales force calls on distributors and retail and chain store accounts, including Kmart, Wal-Mart, Eckerd Drug Stores, CVS stores and Thrifty Drug Stores, across the United States. Approximately 88% of the Company's mass market cigar products are sold through wholesale distributors while approximately 12% are sold to direct buying chains or independent retailers that warehouse for themselves. The premium cigar sales force calls directly on tobacconists and distributors. The Company's sales force operates regionally and locally from home and car, maintaining close familiarity with local customers. Most salespeople maintain a small stock of inventory which is used primarily to replace local distributors' old or damaged products and to display new product introductions or promotions.

         The Company supplies cigar merchandising fixtures to retailers at no cost and believes that it is the primary supplier of such fixtures to the United States retail trade. These fixtures help to maintain an attractive product display and to increase shelf space available for the Company's products.

         For the year ended December 31, 1996, the Company had more than 2,500 customers, the top five of which accounted for approximately 22% of annual sales with the largest customer accounting for approximately 6%. The Company believes that the loss of any one customer would not be material to the Company's business. The Company maintains no long-term contracts for the sale of its merchandise.

         The Company advertises its mass market cigar products primarily through coupons and other promotions distributed at point of sale and through direct mail. The Company advertises its premium cigar products in magazines, such as Cigar Aficionado, Playboy and The New York Times Sunday Magazine, as well as in newspapers and on radio. In order to strengthen and broaden further the brand recognition of its premium cigars and to maximize the business opportunities created by the resurgence in popularity of and increased demand for premium cigars, the Company has increased its marketing and advertising expenditures in connection with its existing premium cigar brands. The increased advertising and marketing expenditures are being used to support new product introductions and increase awareness and recognition of the Company's premium brands.

         Sales of the Company's cigar products outside of the United States are currently not material, although the Company has begun to strengthen its presence in the international market for premium and mass market cigars, particularly in Europe, the Middle East, Latin America and Asia, by increasing management's focus on the Company's direct export business. The Company has hired an experienced international marketing manager to concentrate on foreign sales and promotions and currently has a total of 47 agents and distributors in Europe, the Middle East, Latin America and Asia.


TRADEMARKS

         Trademarks and brand name recognition are important to the Company's business. The Company generally owns the trademarks under which its products are sold. The Company has registered its trademarks in the United States and many other countries and will continue to do so as new trademarks are developed or acquired. The Company does not hold or own the right to use certain of its well-known trademarks and brand names in certain foreign markets. The Company's ability to expand into such markets by capitalizing on the strength of its brand names in the United States may be limited by its right to use or acquire such brand names in those foreign markets.

         Unless otherwise indicated, the Company owns the trademarks listed below:


                              PREMIUM CIGAR TRADEMARKS
           Cabanas                    Henry Clay                Primo Del Rey
          Don Diego                  Las Cabrillas              Santa Damiana
          Don Marcos                 Montecristo(a)               Santa Ynez
          Don Miguel                   Malaguena                 Super Value
       Flor de Canarias                Montecruz                    Te-Amo
         H. Upmann(a)               Por Larranaga(a)             Wonder Blend

                              MASS MARKET CIGAR TRADEMARKS
     Antonio y Cleopatra               El Producto                  Roi-Tan
          Backwoods                    Harvester                  Super Value
         Ben Franklin                  Headline                   Supre Sweets
        Dutch Masters                  La Corona                  Wonder Blend
         Dutch Treats                    Muriel

                              PIPE TOBACCO TRADEMARKS
         China Black                  Kriswill                 Three Star Royal
        Dutch Masters              Mixture No. 79                Wonder Blend
                                    Super Value

(a) Trademark is owned by Cuban Cigar Brands, N.V., a 51% owned subsidiary of the Company.

         While the Company does not believe that any single trademark is material to the vitality of its business, it believes that its trademarks taken as a whole are material to its business. Accordingly, the Company has taken, and will continue to take, action to protect its interests in all such trademarks.

RAW MATERIALS

         The Company has developed and is developing long-term relationships with tobacco suppliers and is expanding its commercial and technical ties with local growers to secure a variety of sources for raw materials, ensure the quality of its raw materials and maximize cost savings.

         The Company buys tobacco directly from a large number of suppliers in Brazil, Cameroon, the Central African Republic, Costa Rica, Germany, Italy, the Dominican Republic, Paraguay, the Philippines, Indonesia, the United States, Ecuador, Honduras, Mexico and other countries and does not believe that it is dependent on any single source for tobacco. The Company has recently experienced shortages in certain types of its natural wrapper and premium cigar tobaccos due to the increase in demand for high quality natural wrapped cigars. These shortages have caused the price of natural wrapper and premium cigar tobaccos to increase. To date, these shortages of tobacco have not materially adversely affected cigar manufacturing or the Company's profitability, but could if the Company is unable to purchase additional quantities of certain tobaccos in the future or is unable to pass increases for such raw materials onto its customers.

         In addition, the Company purchases packaging materials from multiple suppliers predominantly in the United States. No single supplier accounts for 10% or more of the Company's raw materials.


COMPETITION

         The Company is the largest manufacturer and marketer of cigars in the United States in terms of dollar sales and believes that it is the only participant in the cigar industry that is a major competitor in all subcategories of cigars at all price levels. The other three significant competitors in the cigar market in terms of market share, in order of size, are Swisher International Group Inc., General Cigar Co. Inc., currently a division of Culbro Corporation and Havatampa/Phillies Cigar Corporation, a privately held corporation. In addition, Tobacco Exporters International Limited (a subsidiary of Rothmans International) is a significant competitor in the little cigar market. The Company believes that its leading market position in the cigar industry is due to its strong, well-known brand names, broad range of product offerings within both the mass market and premium segments of the United States cigar market, commitment to and reputation for manufacturing quality cigars, marketing expertise, close attention to customer service, efficient manufacturing operations and an experienced management team. If and when normalization of relations between the United States and Cuba occurs, the entry of Cuban premium cigars into the United States market could increase competition in the Company's core premium cigar market.

         Through its Allied Tobacco Division in Richmond, Virginia, the Company competes in all areas of the U.S. pipe tobacco business including branded, private label and bulk tobacco. The Company believes it is the fourth largest manufacturer in the U.S. of pipe tobacco, in terms of dollar sales, and its largest competitors in order of size are Lane Limited, John Middleton Inc. and UST Inc.

THE TOBACCO INDUSTRY

REGULATION

         Cigar manufacturers, like other producers of tobacco products, are subject to regulation in the United States at federal, state and local levels. Together with changing public attitudes towards smoking, a constant expansion of smoking regulations since the early 1970's has been a major cause of the overall decline in consumption of tobacco products. Moreover, the trend is toward increasing regulation of the tobacco industry.

         Federal law has required health warnings on cigarettes since 1965 and has recently required states, in order to receive full funding for federal substance abuse block grants, to establish a minimum age of 18 years for the sale of tobacco products together with an appropriate enforcement program. In recent years, a variety of bills relating to tobacco issues have been introduced in the Congress of the United States, including bills that would have (i) prohibited the advertising and promotion of all tobacco products and/or restricted or eliminated the deductibility of such advertising expenses; (ii) increased labeling requirements on tobacco products to include, among other things, addiction warnings and lists of additives and toxins;
(iii) modified federal preemption of state laws to allow state courts to hold tobacco manufacturers liable under common law or state statutes; (iv) shifted regulatory control of tobacco products and advertisements from the Federal Trade Commission to the Food and Drug Administration (the "FDA"); (v) increased tobacco excise taxes; and required tobacco companies to pay for health care costs incurred by the federal government in connection with tobacco related diseases. Hearings have been held on certain of these proposals;

however, to date, none of such proposals have been passed by Congress. Future enactment of such proposals or similar bills may have an adverse effect on the sales or operations of the Company. In addition, various federal agencies, including the FDA, have recently proposed to regulate the tobacco industry.

         In addition, the majority of states restrict or prohibit smoking in certain public places and restrict the sale of tobacco products to minors. Local legislative and regulatory bodies have also increasingly moved to curtail smoking by prohibiting smoking in certain buildings or areas or by requiring designated "smoking" areas. In a few states, legislation has been introduced, but has not yet passed, which would require all little cigars sold in those states to be "fire-safe" (i.e., cigars which extinguish themselves if not continuously smoked). Passage of this type of legislation could have a material adverse effect on the Company's little cigar sales because of the technological difficulties in complying with such legislation. The Company does not expect the passage of any such legislation to have a material adverse effect on the Company's business or results of operations taken as a whole. There is currently an effort by the U.S. Consumer Product Safety Commission to establish such standards for cigarettes. The enabling legislation, as originally proposed, included little cigars; however, little cigars were deleted due to the lack of information on fires caused by these products.

         Increased cigar consumption and the publicity such increase has received may increase the risk of additional regulation of tobacco products or of cigars. Consideration at both the federal and state level also has been given to the consequences of tobacco smoke on others who are not currently smoking (so called "second-hand" smoke). There can be no assurance that regulation relating to second-hand smoke will not be adopted or that such regulation or related litigation would not have a material adverse effect on the Company's results of operations or financial condition.

         Although federal law has required health warnings on cigarettes since 1965, there is no federal law requiring that cigars or pipe tobacco carry such warnings. However, California requires "clear and reasonable" warnings to consumers who are exposed to chemicals known to the state to cause cancer or reproductive toxicity, including tobacco smoke and several of its constituent chemicals. Violations of this law, known as Proposition 65, can result in a civil penalty not to exceed $2,500 per day for each violation. Although similar legislation has been introduced in other states, no action has been taken.

         During 1988, the Company and 25 manufacturers of tobacco products entered into a settlement of legal proceedings filed against them pursuant to Proposition 65. Under the terms of the settlement, the Company and such other defendants agreed to label retail packages or containers of cigars, pipe tobaccos and other smoking tobaccos other than cigarettes manufactured or imported for sale in California with a specified warning label. To guarantee compliance with the California requirements, to eliminate errors in distribution and to maintain the efficiencies of the manufacturing process, the Company and most of its competitors have begun using the label on all of their tobacco products shipped to customers in all states, except for a few premium cigar customers.

         Massachusetts recently enacted legislation requiring manufacturers of cigarettes, chewing tobacco and snuff to provide the state annually with a list of the additives (in descending order of weight) and the nicotine yield ratings of each brand they produce, which information will, subject to certain conditions, be made publicly available. In addition, various legislative proposals have been introduced in Massachusetts that would extend such reporting requirement to cigar manufacturers and that would require health warnings on cigars. Similar legislation has been introduced in other states.

         The U.S. Environmental Protection Agency (the "EPA") published a report in January 1993 with respect to the respiratory health effects of passive smoking, which concluded that widespread exposure to environmental tobacco smoke presents a serious and substantial public health concern. In June 1993, Philip Morris Companies Inc. and five other representatives of the tobacco manufacturing and distribution industries filed suit against the EPA seeking a declaration that the EPA does not have the statutory authority to regulate environmental tobacco smoke, and that, in view of the available scientific evidence and the EPA's failure to follow its own guidelines in making the determination, the EPA's final risk assessment was arbitrary and capricious. The court ruled in May 1995 that plaintiffs have standing to pursue this action. Whatever the outcome of this litigation, issuance of the report, which is based primarily on studies of passive cigarette smokers, may lead to further legislation designed to protect non-smokers.

         In February 1994, the FDA, in a letter to an anti-smoking group, claimed that it may be possible for the FDA to regulate cigarettes under the drug provisions of the Food, Drug, and Cosmetic Act (the "FDC Act"). The FDA's claim is based upon allegations that manufacturers may intend that their products contain nicotine to satisfy an alleged addiction on the part of some of their customers. The letter indicated that regulation of cigarettes under the FDC Act could ultimately result in the removal from the market of products containing nicotine at levels that cause or satisfy addiction. In March 1994, the FDA began investigating whether cigarettes should be regulated as a drug. In July 1995, the FDA announced that it has concluded for the first time that nicotine is a drug that should be regulated and proposed to regulate smokeless tobacco and cigarettes. The FDA recently adopted final regulations relating to the marketing, promotion and advertisement of smokeless tobacco and cigarettes. Although the FDA's definition of cigarettes originally included little cigars, little cigars were excluded from the final regulations. These regulations are currently being challenged in the United States District Court for the Eastern District of North Carolina and the United States District Court for the Southern District of New York. While the Company is unable to predict the effect of these regulations on its business, these and other regulations promulgated by the FDA in the future could have a material adverse effect on the operations of the Company.

LITIGATION

         Historically, the cigar industry has not experienced material health-related litigation and, to date, the Company has not been the subject of any material health-related litigation. However, the cigarette and smokeless tobacco industries have experienced and are experiencing significant health-related litigation involving tobacco and health issues.

         Litigation against the cigarette industry has historically been brought by individual cigarette smokers. In 1992, the United States Supreme Court in Cippollone v. Liggett Group, Inc. ruled that federal legislation relating to cigarette labeling requirements preempts claims based on failure to warn consumers about the health hazards of cigarette smoking, but does not preempt claims based on express warranty, misrepresentation, fraud or conspiracy. To date, individual cigarette smokers' claims against the cigarette industry have been generally unsuccessful; however, on August 9, 1996, a Florida jury in Carter v. Brown & Williamson Tobacco Corporation determined that a cigarette manufacturer was negligent in the production and sale of its cigarettes and sold a product that was unreasonably dangerous and defective, awarding the plaintiffs a total of $750,000 in compensatory damages. The verdict is on appeal.

         Current tobacco litigation generally falls within one of three categories: class actions, individual actions (which have been filed mainly in the State of Florida), or actions brought by individual states or localities to recover Medicaid costs allegedly attributable to tobacco-related illnesses. The pending actions allege a broad range of injuries resulting from the use of tobacco products or exposure to tobacco smoke and seek various remedies, including compensatory and, in some cases, punitive damages together with certain types of equitable relief such as the establishment of medical monitoring funds and restitution. The major tobacco companies are vigorously defending these actions, including by challenging the authority of state attorneys general to bring Medicaid actions attributable to tobacco-related illnesses and, in some states, bringing preemptive lawsuits to enjoin the state attorneys general from instituting litigation.

         The recent increase in the sales of cigars and the publicity such increase has received may have the effect of increasing the probability of legal claims. Also, a recent study published in the journal Science reported that a chemical found in tobacco smoke has been found to cause genetic damage in lung cells that is identical to damage observed in many malignant tumors of the lung and, thereby, directly links lung cancer to smoking. This study could affect pending and future tobacco regulation or litigation.

         In May 1996, the Fifth Circuit Court of Appeals in Castano v. American Tobacco, et al. reversed a Louisiana district court's certification of a nationwide class consisting essentially of nicotine dependent cigarette smokers. Notwithstanding the dismissal, new class actions asserting claims similar to those in Castano have recently been filed in certain states. To date, two pending class actions against major cigarette manufacturers have been certified. The first case is limited to Florida citizens allegedly injured by their addiction to cigarettes; the other is limited to flight attendants allegedly injured through exposure to secondhand smoke.

         There can be no assurance that there will not be an increase in health-related litigation involving tobacco and health issues against the cigarette industry or similar litigation in the future against cigar manufacturers. The costs to the Company of defending prolonged litigation and any settlement or successful prosecution of any material health-related litigation against manufacturers of cigars, cigarettes or smokeless tobacco or suppliers to the tobacco industry could have a material adverse effect on the Company's business.

EXCISE TAXES

         Cigars and pipe tobacco have long been subject to federal, state and local excise taxes, and such taxes have frequently been increased or proposed to be increased, in some cases significantly, to fund various legislative initiatives.

         From 1977 until December 31, 1990, cigars were subject to a federal excise tax of 8.5% of wholesale list price, capped at $20.00 per thousand cigars. Effective January 1, 1991, the federal excise tax rate on large cigars (weighing more than three pounds per thousand cigars) increased to 10.625%, capped at $25.00 per thousand cigars, and increased to 12.75%, capped at $30.00 per thousand cigars, effective January 1, 1993. However, the base on which the federal excise tax is calculated was lowered effective January 1, 1991 to the manufacturer's selling price, net of the federal excise tax and certain other exclusions. In addition, the federal excise tax on pipe tobacco increased from $0.45 per pound to $0.5625 per pound effective January 1, 1991. The excise tax on pipe tobacco increased effective January 1, 1993, to $0.675 per pound. The federal excise tax on little cigars (weighing less than three pounds per thousand cigars) increased from $0.75 per thousand cigars to $0.9375 per thousand cigars effective January 1, 1991. The excise tax on little cigars increased to $1.125 per thousand cigars effective January 1, 1993. The increase in the federal excise tax rate in 1991 and again in 1993 did not have a material adverse effect on the Company's product sales.

         In the past, there have been various proposals by the federal government to fund legislative initiatives through increases in federal excise taxes on tobacco products. In 1993, the Clinton Administration proposed a significant increase in excise taxes on cigars, pipe tobacco, cigarettes and other tobacco products to fund the Clinton Administration's health care reform program. The Company believes that the volume of cigars and pipe tobacco sold would have been dramatically reduced if excise taxes were enacted as originally proposed as part of the Clinton Administration's health care reform program. Future enactment of significant increases in excise taxes, such as those initially proposed by the Clinton Administration or other proposals not linked specifically to health care reform, would have a material adverse effect on the business of the Company. The Company is unable to predict the likelihood of the passage or the enactment of future increases in tobacco excise taxes.

         Tobacco products are also subject to certain state and local taxes. Deficit concerns at the state level continue to exert pressure to increase tobacco taxes. Since 1964, the number of states that tax cigars has risen from six to forty-one. Since 1988, the following eleven states have enacted excise taxes on cigars, where no prior tax had been in effect: California, Connecticut, New Jersey, New York, North Carolina, Ohio, South Dakota, Rhode Island, Illinois, Missouri and Michigan. State excise taxes generally range from 2% to 75% of the wholesale purchase price. In addition, the following nine states have increased existing taxes on large cigars since 1988: Arizona, Arkansas, Idaho, Iowa, Maine, New York, North Dakota, Vermont and Washington. The following five states tax little cigars at the same rates as cigarettes:
California, Connecticut, Iowa, Oregon and Tennessee. Except for Tennessee, all of these states have increased their cigarette taxes since 1988.

         State cigar excise taxes are not subject to caps similar to the federal cigar excise tax. From time to time, the imposition of state and local taxes has had some impact on sales regionally. The enactment of new state excise taxes and the increase in existing state excise taxes are likely to have an adverse effect on regional sales as cigar consumption generally declines, which in turn is likely to have an adverse effect on the Company's results of operations. The Company is unable to predict the materiality or likelihood of the enactment of new state excise taxes or the increase in existing state excise taxes and, therefore, is unable to predict the extent of any adverse effect on the Company's business or results of operations that may result from the imposition of such taxes.

EMPLOYEES

         The Company employs approximately 4,800 persons. The Company believes that its relations with its employees are satisfactory. Union contracts, expiring at various dates, cover salesmen in New York and hourly employees in McAdoo, Pennsylvania and Richmond, Virginia. The McAdoo agreement with the Teamsters Local 401 expires in December 1998 and the Richmond agreement with the Warehouse Employees Local 322 expires in January 1999. The Company has experienced no work stoppages due to labor problems in the last ten years.

SEASONALITY

         The Company's business is generally non-seasonal. However, slight increases in cigar unit volume are experienced prior to Father's Day and the Christmas season.

ITEM 2. PROPERTIES

         As of December 31, 1996, the principal properties owned or leased by the Company for use in its business included:

                                                                                                        APPROXIMATE
                                                                                         OWNED OR       FLOOR SPACE
LOCATION                                PRINCIPAL USE                                     LEASED         (SQ. FT.)
--------                                -------------                                    --------       -----------

McAdoo, Pennsylvania                    Mass market cigar manufacturing and               Owned           369,000
                                        distribution
Cayey, Puerto Rico                      Mass market cigar manufacturing                   Owned           280,000
La Romana, Dominican Republic           Premium cigar manufacturing                       Leased          170,000
Comerio, Puerto Rico                    Tobacco processing                                Owned           151,000
Richmond, Virginia                      Pipe tobacco manufacturing and                    Leased          90,000
                                         premium cigar distribution
Danli, Honduras                         Premium cigar manufacturing                       Owned           45,000
Maypen, Jamaica                         Premium cigar manufacturing                       Owned           25,000
Fort Lauderdale, Florida                Administrative office                             Leased          19,000

         The Company believes that its existing and planned manufacturing facilities and distribution centers are adequate for the current level of the Company's operations. The Company believes that additional facilities, if necessary, would be readily available on a timely basis on commercially reasonable terms. For 1997, the Company is expanding its existing manufacturing facilities in the Dominican Republic and Honduras and acquiring additional manufacturing equipment for a total expected cost of approximately $4.0 million.

         Further, the Company believes that the leased space that houses its existing manufacturing and distribution facilities is not unique and could be readily replaced, if necessary, at the end of the terms of its existing leases on commercially reasonable terms. The Company's leases have expiration dates ranging from 1999 to 2000, many of which are renewable at the option of the Company.

         All of the principal properties owned by the Company are subject to first priority liens granted in favor of the lenders under the credit agreement, as amended to February 3, 1997 (the "Credit Agreement") of the Company.

         The Company has excess capacity in all of its cigar and pipe tobacco plants. The Company's ability to take advantage of such excess capacity by increasing shift operations and the production of premium and mass market cigars may be limited by the availability of trained laborers and shortages in the supply of tobacco.

         The Company believes that its facilities are well maintained and in substantial compliance with environmental laws and regulations.

ITEM 3. LEGAL PROCEEDINGS

         The Company is a party to lawsuits incidental to its business. The Company believes that the outcome of such pending legal proceedings in the aggregate will not have a material adverse effect on the Company's consolidated financial position. The Company carries general liability insurance but has no health hazard policy, which, to the best of the Company's knowledge, is consistent with industry practice. There can be no assurance, however, that the Company will not experience material health-related litigation in the future.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There is no active market for the Registrant's common stock; all issued and outstanding shares of common stock are owned by Consolidated Cigar Holdings Inc.

ITEM 6. SELECTED FINANCIAL DATA

         The selected historical financial data of the Company for, and as of the end of, each of the periods indicated in the five-year period ended December 31, 1996 have been derived from the audited Consolidated Financial Statements of the Company.

         The selected historical financial data reflects the consolidated results of the Company and its predecessors. Prior to March 3, 1993, the Company was a wholly owned subsidiary of Triple C Acquisition Corp. ("Triple C"). On March 3, 1993, Mafco Holdings acquired (the "1993 Acquisition") all of the outstanding shares of Triple C and merged Triple C into the Company, with the Company being the surviving corporation. Accordingly, the selected historical financial data reflect for the periods (i) prior to March 3, 1993, the results of Triple C and (ii) subsequent to March 2, 1993, the consolidated results of the Company, as adjusted to account for the 1993 Acquisition under the purchase accounting method. The results of operations and financial condition of the Company subsequent to the 1993 Acquisition ("Post-Acquisition") have been significantly affected by adjustments resulting from the 1993 Acquisition, including adjustments for the substantial increase in debt associated with the 1993 Acquisition, the allocation of the purchase price and related amortization. As a result, the Post-Acquisition results of operations and financial position of the Company are not comparable with the results of operations and financial position of the Company prior to the 1993 Acquisition ("Pre-Acquisition").

         The following selected historical financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company included elsewhere in this Report.


                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                            PRE-ACQUISITION                                 POST ACQUISITION
                                     -------------------------------- ------------------------------------------------------------
                                                                   ||
                                                                   || TEN MONTHS
                                     YEAR ENDED       TWO MONTHS   ||    ENDED        YEAR ENDED      YEAR ENDED      YEAR ENDED
                                    DECEMBER 31,    ENDED MARCH 2, || DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                        1992             1993      ||     1993            1994            1995            1996
                                        ----             ----      ||     ----            ----            ----            ----
                                                                   ||
STATEMENT OF OPERATIONS DATA:                                      ||
Net sales......................        $127,107        $15,563     ||  $110,384         $131,510        $158,166         $216,868
Cost of sales..................          77,852          9,088     ||    69,871           78,836          94,347          126,013
                                     ---------      ---------      ||  --------        --------          --------         -------
Gross profit...................          49,255          6,475     ||    40,513           52,674          63,819           90,855
Selling, general and                                               ||
   administrative expenses.....          27,836          4,580     ||    24,956           29,413          32,393           36,776
                                     ---------      ---------      ||  --------        --------          --------         -------
Operating income...............          21,419          1,895     ||    15,557           23,261          31,426           54,079
                                     ---------      ---------      ||  --------        --------          --------         -------
Interest expense, net..........        (10,527)        (1,660)     ||   (10,930)        (12,838)         (12,635)         (10,619)
Gain on sale of trademarks.....           6,830            ---     ||       ---             ---              ---              ---
Minority interest..............         (3,345)              5     ||       209              78             (262)            (310)
Miscellaneous, net.............         (1,364)          (226)     ||      (690)           (828)          (1,000)            (889)
                                     ---------      ---------      ||  --------        --------          --------         -------
Income before provision for                                        ||
income taxes and extraordinary                                     ||
items..........................          13,013             14     ||      4,146           9,673           17,529          42,261
Provision for income taxes.....           2,370             91     ||      1,267           1,989            3,599          12,449
                                      ---------      ---------     ||   --------        --------          --------         -------
                                                                   ||
Extraordinary items............            (514)            --     ||         --              --               --               --
                                      ---------      ---------     ||   --------        --------          --------         -------
                                                                   ||
Net income (loss)..............        $ 11,157     $     (77)     || $   2,879         $  7,684       $  13,930         $ 29,812
                                       ========     ==========     || =========         ========       =========         ========
                                                                   ||


                                 PRE-ACQUISITION                                            POST ACQUISITION
                                 ------------------------ ---------- -------------------------------------------------------------
                                   DECEMBER 31,                    || DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                       1992                        ||     1993            1994            1995            1996
                                       ----                        ||     ----            ----            ----            ----
                                                                   ||
BALANCE SHEET DATA (AT PERIOD                                      ||
  END):                                                            ||
Total assets...................        $110,725                    ||  $205,906         $196,909        $191,730       $205,511
Long-term debt.................          79,416                    ||   145,300          126,200         110,600         97,500
Total stockholder's equity.....          14,314                    ||    32,879           40,563          54,328         71,355
                                                                   ||



                                           PRE- ACQUISITION                                 POST-ACQUISITION
                                    -------------------------------- -------------------------------------------------------------
                                                                   ||  TEN MONTHS
                                    YEAR ENDED    TWO MONTHS ENDED ||     ENDED        YEAR ENDED      YEAR ENDED      YEAR ENDED
                                   DECEMBER 31,       MARCH 2,     || DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                       1992             1993       ||     1993            1994            1995            1996
                                       ----             ----       ||     ----            ----            ----            ----
                                                                   ||
OTHER DATA:                                                        ||
Gross margin (a)...............           38.8%          41.6%     ||      36.7%          40.1%           40.3%           41.9%
Operating margin (a)...........           16.9           12.2      ||      14.1           17.7            19.9            24.9
EBITDA(b)......................        $29,330         $2,792      ||   $25,156        $30,046          $38,125         $60,547
EBITDA margin (b)..............           23.1%          17.9%     ||      22.8%          22.8%           24.1%           27.9%
Capital expenditures...........      $     926           $115      || $     881      $     788        $     983        $  5,278
Amortization of goodwill.......            110             18      ||     1,399          1,771            1,771           1,651
Cash flows provided by                                             ||
  operating activities.........         20,638          3,462      ||     8,842         14,259           19,801          32,600
Cash flows provided by                                             ||
  (used for) investing.........          (701)          (247)      ||      (611)         5,036             (989)         (5,875)
Cash flows used for financing                                      ||
  activities...................       (19,574)        (2,078)      ||   (12,143)      (18,810)          (19,367)        (25,947)


See notes to selected financial data.

(a) Gross margin is defined as gross profit as a percentage of net sales and operating margin is defined as operating income as a percentage of net sales.


(b) EBITDA is defined as earnings before interest expense, net, taxes, extraordinary items, depreciation and amortization and minority interest. The Company believes that EBITDA is a measure commonly used by analysts, investors and others interested in the cigar industry. Accordingly, this information has been disclosed herein to permit a more complete analysis of the Company's operating performance. EBITDA should not be considered in isolation or as a substitute for net income or other consolidated statement of operations or cash flows data prepared in accordance with generally accepted accounting principles as a measure of the profitability or liquidity of the Company. EBITDA does not take into account the Company's debt service requirements and other commitments and, accordingly, is not necessarily indicative of amounts that may be available for discretionary uses. EBITDA margin is defined as EBITDA as a percentage of net sales.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following should be read in conjunction with the Consolidated Financial Statements of the Company included elsewhere in this report.

OVERVIEW

         The Company is the largest manufacturer and marketer of cigars sold in the United States in terms of dollar sales, with a 1996 market share of approximately 23% according to the Company's estimates. The Company markets its cigar products under a number of well-known brand names at all price levels and in all segments of the growing cigar market. The Company is also a leading producer of pipe tobacco and is the largest supplier of private label and branded generic pipe tobacco to mass market retailers. In addition, the Company distributes a variety of pipe and cigar smokers' accessories. For the year ended December 31, 1996, cigars accounted for approximately 92% of the Company's net sales.

         The United States cigar industry experienced declining consumption between 1964 and 1993 at a compound annual unit rate of 3.6% (and, with respect to large cigar consumption, at a compound annual unit rate of 5.0%). Recently, cigar smoking has gained popularity in the United States, resulting in a significant increase in consumption and retail sales of cigars, particularly for premium cigars. Management believes that this increase in cigar consumption and retail sales is the result of a number of factors, including: (i) the increase in the number of adults over the age of 50 (a demographic group believed to smoke more cigars than any other demographic segment) and (ii) the emergence of an expanding base of younger affluent adults who have recently started smoking cigars and who tend to smoke premium cigars. The growth in industry retail sales of cigars has outpaced unit growth since 1991 primarily as a result of a combination of increased prices and a shift in the sales mix to more expensive cigars. There can be no assurance that unit consumption and retail sales of cigars will continue to increase in the future.

         The increased demand for cigars, especially premium cigars, and the shortage of experienced skilled laborers caused as a result thereof have resulted in the Company's backorders of premium cigars to increase from 3.2 million cigars at December 31, 1994 to 4.3 million cigars at December 31, 1995, and to further increase to 37.0 million cigars at December 31, 1996. Although the demand for premium cigars has continued to increase in 1996, the substantial increase in backorders of premium cigars experienced by the Company in 1996 was due, at least in part, to the practice by retailers of submitting orders well in excess of required quantities in an attempt to ensure a larger allocation of the Company's premium cigar production. As such, the increase in backorders does not accurately reflect the demand for the Company's premium cigars. Beginning in 1997, the Company established new ordering policies to reduce backorders. As a result of such new ordering policies, the amount of future backorders will not be comparable to those previously experienced by the Company.

         The Company is hiring and training new rollers and bunchers and is building additional plant capacity to meet future growth in demand for its premium cigars. Although the Company believes that these measures will enable it to increase its production of premium cigars, there can be no assurance that the Company will be able to meet any future level of demand for its premium cigars. The Company's ability to manufacture premium and mass market cigars may also be constrained by the ability of tobacco growers and suppliers to meet the Company's demands for its raw materials in a timely manner.

RESULTS OF OPERATIONS

         The discussion set forth below relates to the consolidated results of operations and financial condition of the Company for the years ended December 31, 1994, 1995 and 1996.

          The following table sets forth certain statement of operations data and the related percentage of net sales (dollars in millions):

                                                                        YEAR ENDED DECEMBER 31,

                                                         1994                   1995                    1996
                                                 --------------------   --------------------    -------------------
Net sales...................................      $131.5       100.0%      $158.2      100.0%      $216.9     100.0%
Cost of sales...............................        78.8        59.9         94.4      59.7         126.0      58.1
Gross profit................................        52.7        40.1         63.8      40.3          90.9      41.9
Selling, general and administrative
 expenses...................................        29.4        22.4         32.4      20.4          36.8      17.0
                                                    ----        ----         ----      ----          ----      ----
Operating income............................        23.3        17.7         31.4      19.9          54.1      24.9
Interest expense, net.......................        12.8         9.7         12.6       8.0          10.6       4.9
Minority interest and miscellaneous
 expense, net...............................         0.8         0.6          1.3       0.8           1.3       0.6
Provision for income taxes..................         2.0         1.5          3.6       2.3          12.4       5.7
                                                    ----        ----         ----      ----          ----      ----
Net income..................................        $7.7         5.9%       $13.9       8.8%        $29.8      13.7%
                                                    ====        =====        ====      =====        =====       ====


YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

         Net sales were $216.9 million and $158.2 million in 1996 and 1995, respectively, an increase of $58.7 million or 37.1%. The increase in net sales was primarily due to higher sales of cigars. Cigar sales, particularly in the premium market, increased primarily as a result of both a shift in sales mix to higher priced cigars and price increases on certain cigar brands, and, to a lesser extent, an increase in cigar unit volume.

         Gross profit was $90.9 million and $63.8 million in 1996 and 1995, respectively, an increase of $27.1 million or 42.4%. The increase in gross profit for 1996 was due to the increase in sales, partially offset by increases in the costs of raw materials. As a percentage of net sales, gross profit increased to 41.9% in 1996 from 40.3% in 1995, primarily due to fixed manufacturing costs spread over increased production volume.

         Selling, general and administrative ("SG&A") expenses were $36.8 million and $32.4 million in 1996 and 1995, respectively, an increase of $4.4 million or 13.5%, primarily due to increased compensation expense in addition to increased marketing and selling expenses. As a percentage of net sales, SG&A expenses decreased to 17.0% in 1996 from 20.4% in 1995. The decrease was primarily due to SG&A expenses increasing at a lower rate relative to the increase in net sales.

         Operating income was $54.1 million and $31.4 million in 1996 and 1995, respectively, an increase of $22.7 million or 72.1%. As a percentage of net sales, operating income increased to 24.9% in 1996 from 19.9% in 1995, primarily due to higher gross profit margins and a decrease in SG&A expenses as a percentage of net sales.

         Interest expense, net, was $10.6 million and $12.6 million in 1996 and 1995, respectively. The decrease of $2.0 million was primarily a result of a lower amount of outstanding debt due to third parties during 1996.

         The provision for income taxes as a percentage of income before income taxes was 29.5% and 20.5% in 1996 and 1995, respectively. The increase in the effective rate is primarily due to an increase in income subject to United States taxation during 1996 partially offset by tax benefits associated with the Company's operations in Puerto Rico. Income tax expense for 1996 reflects provisions for federal income taxes, Puerto Rico tollgate taxes and taxes on Puerto Rico source income, together with state and franchise taxes. Income tax expense for 1995 reflects provisions for federal income taxes, net of tax benefit resulting from the utilization of net operating loss carryforwards, Puerto Rico tollgate taxes and taxes on Puerto Rico source income, along with state and franchise taxes.

         As a result of the foregoing, the Company had net income of $29.8 million in 1996, compared to $13.9 million in 1995, an increase of $15.9 million or 114.0%.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

         Net sales were $158.2 million and $131.5 million in 1995 and 1994, respectively, an increase of $26.7 million or 20.3%. The increase in net sales was primarily due to higher sales of cigars. Cigar sales increased primarily as a result of an increase in cigar unit volume, particularly in the premium market, and, to a slightly lesser extent, a shift in sales mix to higher priced cigars and price increases on certain cigar brands.

         Gross profit was $63.8 million and $52.7 million in 1995 and 1994, respectively, an increase of $11.1 million or 21.2%. The increase in gross profit for 1995 was due to the increase in sales, partially offset by increases in the costs of raw materials. As a percentage of net sales, gross profit increased to 40.3% in 1995 from 40.1% in 1994, primarily due to fixed manufacturing costs spread over increased production volume.

         SG&A expenses were $32.4 million and $29.4 million in 1995 and 1994, respectively, an increase of $3.0 million or 10.1%, primarily due to increased marketing and selling expenses. As a percentage of net sales, SG&A expenses decreased to 20.4% in 1995 from 22.4% in 1994. The decrease was primarily due to SG&A expenses increasing at a lower rate relative to the increase in net sales.

         Operating income was $31.4 million and $23.3 million in 1995 and 1994, respectively, an increase of $8.1 million or 35.1%. As a percentage of net sales, operating income increased to 19.9% in 1995 from 17.7% in 1994, primarily due to higher gross profit margins and a decrease in SG&A expenses as a percentage of net sales.

         Interest expense, net, was $12.6 million and $12.8 million in 1995 and 1994, respectively. The decrease of $0.2 million was primarily due to a lower amount of debt outstanding in 1995, partially offset by higher interest rates.

         The provision for income taxes as a percentage of income before income taxes was 20.5% and 20.6% in 1995 and 1994, respectively. Income tax expense in 1995 and 1994 reflects provisions for federal income taxes, net of the tax benefit resulting from the utilization of net operating loss carryforwards, along with state income and franchise taxes. In addition, income tax expense includes a provision for Puerto Rico tollgate taxes and taxes on Puerto Rico source income.

         As a result of the foregoing, the Company had net income of $13.9 million in 1995, compared to $7.7 million in 1994, an increase of $6.2 million or 81.3%.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash flows from operating activities were $32.6 million, $19.8 million and $14.3 million for 1996, 1995, and 1994, respectively. The increase of $12.8 million from 1995 to 1996 was primarily due to an increase in net income partially offset by increased working capital requirements. The increase of $5.5 million from 1994 to 1995 was due primarily to the increase in net income for 1995.

         Cash flows used in investing in 1996 and 1995 were primarily related to capital expenditures. In 1994, however, cash was provided by investing activities as a result of the sale of a building in Puerto Rico for $5.8 million. Capital expenditures were $5.3 million, $1.0 million, and $0.8 million for the years ended December 31, 1996, 1995, and 1994, respectively. The capital expenditures in 1994 and 1995 relate primarily to investments in cigar manufacturing equipment and are part of the continual maintenance and upgrading of the Company's manufacturing facilities. The capital expenditures in 1996 relate primarily to investments in the Company's manufacturing facilities to meet increased demand for the Company's premium cigars, including expansion of its existing manufacturing facilities in the Dominican Republic and Honduras and construction, as part of a joint venture, of a new facility in Jamaica. For 1997, the Company plans to continue expanding its facilities in the Dominican Republic and Honduras as well as add equipment to other facilities for a total cost of approximately $4.0 million. In 1996, $0.5 million of cash flows was also invested, as part of an equity investment, in the Jamaican joint venture.

         Cash flows used for financing activities in 1996, 1995, and 1994 were $25.9 million, $19.4 million, and $18.8 million, respectively. In each period, such cash flows were used to make net repayments of borrowings, primarily under the Credit Agreement. In addition, cash flows used for financing activities in 1996 and 1995 were used to pay $12.8 million of dividends to Mafco Consolidated Group during 1996 and a $5.0 million dividend to Mafco Holdings during 1995.

         In 1993 and 1994, the Company entered into two five-year interest rate swap agreements in an aggregate notional amount of $85.0 million. Under the terms of the agreements, the Company receives a fixed interest rate averaging approximately 5.8% and pays a variable interest rate equal to the six-month London interbank offered rate (LIBOR). The Company entered into such agreements to take advantage of the differential between long-term and short-term interest rates and effectively converted the interest rate on $85.0 million of fixed-rate indebtedness under the Senior Subordinated Notes to a variable rate. Had the Company terminated these agreements, which the Company considers to be held for other than trading purposes, on January 31, 1997, the Company would have realized a combined loss of approximately $1.1 million. Future positive or negative cash flows associated with these agreements will depend upon the trend of short-term interest rates during the remaining life of the agreements. In the event of non-performance of the counterparties at anytime during the remaining lives of these agreements, which expire at December 1998 and January 1999, the Company could lose some or all of any future positive cash flows. However, the Company does not anticipate non-performance by such counterparties. The Company does not currently anticipate terminating these agreements; however, the Company will from time to time continue to review its financing alternatives with respect to its fixed and floating rate debt.

         The Company intends to fund working capital requirements, capital expenditures and debt service requirements for the foreseeable future through cash flows from operations and borrowings under the Credit Agreement. The Credit Agreement consists of a revolving credit facility (the "Revolving Credit Facility") and a working capital facility (the "Working Capital Facility"). The Revolving Credit Facility and the Working Capital Facility have final maturities on April 3, 1999 and have no scheduled amortization requirements. The Credit Agreement is secured by first priority liens on all of the material assets of the Company and its domestic subsidiaries and pledges of the capital stock of all of the Company's subsidiaries (with certain exceptions for the capital stock of foreign subsidiaries). The Company's obligations under the Credit Agreement are guaranteed by Consolidated Cigar Holdings and by all of the domestic subsidiaries of the Company. The guarantee by Consolidated Cigar Holdings will continue to be secured by a pledge of all of the shares of common stock of the Company owned by Consolidated Cigar Holdings. The Credit Agreement also contains various restrictive covenants including, among other things, limitations on the ability of the Company and its subsidiaries to incur debt, create liens, pay dividends, sell assets, and make investments, acquisitions and capital expenditures. In addition, the Credit Agreement requires the Company to maintain specified financial ratios and satisfy certain tests, including maximum leverage ratios and minimum interest coverage ratios. The Credit Agreement also contains customary events of default and permits the Company to pay dividends and make distributions on terms substantially similar to those contained in the Senior Subordinated Notes Indenture. The Credit Agreement was amended on February 3, 1997 to reduce the amount of various interest rate margins charged against outstanding borrowings. As of December 31, 1996, there was approximately $25.7 million unused and available under the Credit Agreement, after taking into account approximately $1.7 million utilized to support letters of credit. See Note F of the Notes to Consolidated Financial Statements of the Company included elsewhere in this Report.

INFLATION

         The Company has historically been able to pass inflationary increases for raw materials and other costs onto its customers through price increases and anticipates that it will be able to do so in the future.

TAXATION AND REGULATION

EXCISE TAXES

         Cigars and pipe tobacco have long been subject to federal, state and local excise taxes, and such taxes have frequently been increased or proposed to be increased, in some cases significantly, to fund various legislative initiatives. In particular, there have been proposals by the federal government in the past to reform health care through a national program to be funded principally through increases in federal excise taxes on tobacco products. Enactment of significant increases in or new federal, state or local excise taxes would result in decreased unit sales of cigars and pipe tobacco, which would have a material adverse effect on the Company's business.

POSSESSIONS TAX CREDIT

         Prior to December 31, 1993, income earned by the Company from its Puerto Rico operations was subject to the provisions of Section 936 of the Internal Revenue Code of 1986, as amended (the "Code"). Section 936 of the Code allowed for a "possessions tax credit" against United States federal income tax for the amount of United States federal income tax attributable to the Puerto Rico taxable earnings. As part of the Omnibus Budget Reconciliation Act of 1993, for the years after December 31, 1993, the possessions tax credit has been limited based upon a percentage of qualified wages in Puerto Rico, plus certain amounts of depreciation (the "Current Limitation"). The Company believes that it qualified for the possessions tax credit during 1996, 1995 and 1994. The Company expects that it will continue to qualify for the possessions tax credit for every year that such credit is available in such amounts to offset the majority of any United States federal income tax related thereto, but eligibility and the amounts of the credit will depend on the facts and circumstances of the Company's Puerto Rico operations during each of the taxable years subsequent to 1996. Failure to receive the possessions tax credit attributable to the Company's Puerto Rico operations would have a material adverse effect on the Company.

         On August 20, 1996, the Small Business Job Protection Act of 1996 (the "SBJPA") was enacted into law. Under the SBJPA, Section 936 of the Code, the possessions tax credit, was repealed, subject to special grandfather rules for which the Company would be eligible, provided that the Company does not add a "substantial new line of business." Under the grandfather rules, for the Company's taxable years beginning after December 31, 2001 and before January 1, 2006, the Company's business income from its Puerto Rico operations eligible for the possessions tax credit would, in addition to the Current Limitation, generally be limited to its average annual income from its Puerto Rico operations, adjusted for inflation, computed during the Company's five most recent taxable years ending before October 14, 1995 and excluding the highest and lowest years (the "Income Limitation"). For taxable years after December 31, 2005, the possessions tax credit would be eliminated. The repeal of the possessions tax credit could have a material adverse effect on the Company for taxable years beginning after December 31, 2001 and before January 1, 2006, to the extent that the Company's annual income from its Puerto Rico operations exceeds its average annual income from its Puerto Rico operations (as computed in the manner described in the preceding sentence), and for taxable years after December 31, 2005. Although it does not currently have any definitive plans with respect thereto, the Company expects to evaluate alternatives that may be available to it in order to mitigate the effects of the SBJPA. On February 6, 1997, President Clinton proposed certain tax law changes which, if enacted, would eliminate the Income Limitation, extend the possession tax credit indefinitely and make the credit available to newly established business operations.

PUERTO RICO TAX EXEMPTION

         Pursuant to a grant of industrial tax exemption which expires in 2002, income earned by Congar International Corporation from the manufacture of cigars in Puerto Rico enjoys a 90% income tax exemption from Puerto Rican income taxes. The remaining 10% of such income is taxed at a maximum surtax rate of 45%, resulting in an effective income tax rate for such income of approximately 4.5% under current tax rates. Funds repatriated to the Company are subject to a maximum Puerto Rican tollgate tax of 10%. Legislation enacted in Puerto Rico in 1993 included a provision for prepaying a portion of these tollgate taxes effective for the 1993 fiscal year and subsequent periods. There can be no assurance that the Puerto Rico tax exemption will not be limited or eliminated in the future. Any significant limitation on or elimination of the Puerto Rico tax exemption would have a material adverse effect on the Company. See Note H of the Notes to Consolidated Financial Statements of the Company included elsewhere in this Report.

REGULATION

         Cigar manufacturers, like other producers of tobacco products, are subject to regulation in the United States at the federal, state and local levels. The recent trend is toward increasing regulation of the tobacco industry. There can be no assurance as to the ultimate content, timing or effect of any additional regulation of tobacco products by any federal, state, local or regulatory body, and there can be no assurance that any such legislation or regulation would not have a material adverse effect on the Company's business.

FORWARD-LOOKING STATEMENTS

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. The forward-looking statements contained in this Form 10-K are subject to certain risks and uncertainties. Actual results could differ materially from current expectations. Among the factors that could affect the Company's actual results and could cause results to differ from those contained in the forward-looking statements contained herein is the Company's ability to implement its business strategy successfully, which will be dependent on business, financial, and other factors beyond the Company's control, including, among others, prevailing changes in consumer preferences, access to sufficient quantities of raw materials, availability of trained laborers and changes in tobacco products regulation. There can be no assurance that the Company will continue to be successful in implementing its business strategy. Other factors could also cause actual results to vary materially from the future results covered in such forward-looking statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Registrant's Consolidated Financial Statements and Notes to Consolidated Financial Statements, and the report of Ernst & Young LLP, independent certified public accountants, with respect thereto, referred to in the Index to Consolidated Financial Statements and Financial Statement Schedules of the Registrant contained in Item 14(a), appear on pages F-1 through F-17 of this Form 10-K and are incorporated herein by reference thereto. Information required by schedules called for under Regulation S-X is either not applicable or is included in the Consolidated Financial Statements or Notes thereto.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                   PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information (ages as of February 28, 1997) concerning the Directors and executive officers of the Company. All Directors serve terms of one year or until the election of their respective successors.

NAME                                     AGE           POSITION
----                                     ---           --------
Ronald O. Perelman..................     54..........  Chairman of the Board of Directors and a Director
Howard Gittis.......................     63..........  Vice Chairman of the Board of Directors and a Director
Donald G. Drapkin...................     48..........  Director
Theo W. Folz........................     53..........  President, Chief Executive Officer and a Director
Richard L. DiMeola..................     62..........  Executive Vice President and Chief Operating Officer
Gary R. Ellis.......................     43..........  Senior Vice President, Chief Financial Officer,
                                                        Secretary and Treasurer
James L. Colucci....................     50..........  Senior Vice President -- Sales and Marketing
George F. Gershel, Jr...............     66..........  Senior Vice President -- Tobacco
Denis F. McQuillen..................     51..........  Senior Vice President -- Manufacturing
James M. Parnofiello................     48..........  Vice President and Controller

         Mr. Perelman has been Chairman of the Board and a Director of the Company and Consolidated Cigar Holdings since 1993. Mr. Perelman has been Chairman of the Board and Chief Executive Officer of Mafco Holdings and MacAndrews & Forbes Holdings Inc. ("MacAndrews & Forbes Holdings" and, together with Mafco Holdings, "MacAndrews & Forbes") and various of its affiliates since 1980. Mr. Perelman also is Chairman of the Board of Andrews Group Incorporated ("Andrews Group"), Mafco Consolidated Group, Meridian Sports Incorporated ("Meridian Sports"), Power Control Technologies Inc. ("PCT") and Toy Biz, Inc. ("Toy Biz") and is the Chairman of the Executive Committee of the Boards of Directors of Marvel Entertainment Group, Inc. ("Marvel"), Revlon Consumer Products Corporation ("Revlon Products") and Revlon, Inc. ("Revlon"). Mr. Perelman is a Director of the following corporations which file reports pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"): Andrews Group, California Federal Bank, a Federal Savings Bank ("California Federal"), The Coleman Company, Inc. ("Coleman"), Coleman Holdings Inc. ("Coleman Holdings"), Coleman Worldwide Corporation ("Coleman Worldwide"), First Nationwide Holdings, Inc. ("First Nationwide"), First Nationwide (Parent) Holdings Inc. ("First Nationwide Parent"), Mafco Consolidated Group, Marvel, Marvel Holdings Inc. ("Marvel Holdings"), Marvel (Parent) Holdings Inc. ("Marvel Parent"), Marvel III Holdings Inc. ("Marvel III"), Meridian Sports, PCT, Pneumo Abex Corporation ("Pneumo Abex"), successor by merger to Mafco Worldwide Corporation ("Mafco Worldwide"), Revlon, Revlon Products, Revlon Worldwide Corporation ("Revlon Worldwide") and Toy Biz. (On December 27, 1996, Marvel Holdings, Marvel Parent, Marvel III and Marvel and several of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code.)

         Mr. Gittis has been a Director of the Company and Consolidated Cigar Holdings since 1993 and Vice Chairman of the Board of Directors of the Company and Consolidated Cigar Holdings since July 1996. Mr. Gittis has been Vice Chairman and a Director of MacAndrews & Forbes and various of its affiliates since 1985. Mr. Gittis is a Director of the following corporations which file reports pursuant to the Exchange Act: Andrews Group, California Federal, First Nationwide, First Nationwide Parent, Jones Apparel Group, Inc., Loral Space & Communications Ltd., Mafco Consolidated Group, PCT, Pneumo Abex, Revlon, Revlon Products, Revlon Worldwide and Rutherford-Moran Oil Corporation.

         Mr. Drapkin has been a Director of the Company and Consolidated Cigar Holdings since August 1996. Mr. Drapkin has been Vice Chairman and a Director of MacAndrews & Forbes Holdings and various of its affiliates since March 1987. Mr. Drapkin was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP for more than five years prior to March 1987. Mr. Drapkin is a Director of the following corporations which file reports pursuant to the Exchange Act: Algos Pharmaceutical Corporation, Andrews Group, Coleman, Coleman Holdings, Coleman Worldwide, Marvel, Marvel Holdings, Marvel Parent, Marvel III, Revlon, Revlon Products, Revlon Worldwide, Toy Biz and VIMRx Pharmaceuticals Inc. (On December 27, 1996, Marvel Holdings, Marvel Parent, Marvel III and Marvel and several of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code.)

         Mr. Folz has been President, Chief Executive Officer and a Director of the Company and Consolidated Cigar Holdings since August 1984 and June 1996, respectively. Mr. Folz has been a Director and President and Chief Executive Officer of the Tobacco Products Group of Mafco Consolidated Group since June 1995 and Vice Chairman, Director and Chief Executive Officer of Pneumo Abex, successor by merger to Mafco Worldwide, since January 1995. Mr. Folz is a Director of PCT, which files reports pursuant to the Exchange Act.

         Mr. DiMeola has been Executive Vice President and Chief Operating Officer of the Company since November 1988. Mr. DiMeola joined the Company in January 1985 as President of the Premium Products Division.

         Mr. Ellis has been Senior Vice President, Chief Financial Officer, Secretary and Treasurer of the Company since November 1988 and Senior Vice President, Chief Financial Officer and Treasurer of Consolidated Cigar Holdings since June 1996. Mr. Ellis has been Senior Vice President and Chief Financial Officer of the Tobacco Products Group of Mafco Consolidated Group since June 1995. From 1987 to 1988 Mr. Ellis was the Executive Vice President, Chief Financial Officer and Treasurer of Brooks Drug, Inc. and from 1985 to 1987 he was the Vice President and Controller of MacAndrews & Forbes Holdings.

         Mr. Colucci has been Senior Vice President of Sales and Marketing of the Company since November 1988. Mr. Colucci was Vice President of Sales and Marketing of the Company from 1985 to 1988. From 1982 to 1985, Mr. Colucci was Senior Vice President and General Manager of Design Wire, Inc. (a company selling wire racks to supermarkets). Prior to 1982, for eight years, Mr. Colucci held various sales and marketing positions with the Company.

         Mr. Gershel has been Senior Vice President--Tobacco of the Company since June 1977. Mr. Gershel joined the Company in 1961.

         Mr. McQuillen has been Senior Vice President of Manufacturing of the Company since December 1985. Mr. McQuillen joined the Company in 1981.

         Mr. Parnofiello has been Vice President of the Company since January 1996 and Controller of the Company since September 1989. Mr. Parnofiello has been Vice President and Controller of Consolidated Cigar Holdings since June 1996. Mr. Parnofiello was Assistant Controller of the Company from March 1989 to September 1989.

COMPENSATION OF DIRECTORS

         The Company does not compensate its directors who are employees or officers of any of the affiliated companies, except for reasonable expenses for each meeting attended.


ITEM 11.    EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

         The following table presents certain information concerning compensation paid or accrued for services rendered to the Company in all capacities during the three years ended December 31, 1996 for the Chief Executive Officer and the four other most highly compensated executive officers of the Company whose total annual salary and bonus in the last fiscal year exceeded $100,000 (collectively, the "Named Executive Officers").

                          SUMMARY COMPENSATION TABLE



                                                                 ANNUAL COMPENSATION
                                                             --------------------------   OTHER ANNUAL        ALL OTHER
                                               YEAR             SALARY        BONUS       COMPENSATION     COMPENSATION(A)
                                               ----             ------        -----       ------------     ---------------
Theo W. Folz
 President and Chief Executive Officer.        1996            $770,000    $1,155,000      $51,243(b)          $3,000
                                               1995             700,000       700,000              --           3,000
                                               1994             675,000       400,000              --           3,000
Richard L. DiMeola
 Executive Vice President and Chief
 Operating Officer.....................        1996            $275,000      $412,500              --          $3,000
                                               1995             260,000       260,000              --           3,000
                                               1994             245,000       120,000              --           3,000
Gary R. Ellis
 Senior Vice President, Chief Financial
 Officer, Secretary and Treasurer......        1996            $217,500      $326,250              --          $3,000
                                               1995             200,000       200,000              --           3,000
                                               1994             185,000       100,000              --           3,000
James L. Colucci
 Senior Vice President of Sales and
Marketing..............................        1996            $217,500      $326,250              --          $3,000
                                               1995             200,000       200,000              --           3,000
                                               1994             185,000       100,000              --           3,000
George F. Gershel, Jr.
 Senior Vice President Tobacco.........        1996            $247,500      $297,000              --          $3,000
                                               1995             230,000       170,000              --           3,000
                                               1994             214,000        75,000              --           3,000


(a) Represents the Company's contribution to the employee's account under the Company's 401(k) plan.

(b) Represents perquisites and other personal benefits, which, in total, are valued in excess of $50,000 of which $39,046 was related to the personal use of a company automobile.


EMPLOYMENT AGREEMENTS

         Mafco Consolidated Group entered into an employment agreement (the "MCG Employment Agreement") with Mr. Folz with respect to an employment term commencing on July 1, 1995 and ending on December 31, 1998 unless sooner terminated by Mr. Folz's death, disability, gross neglect or willful misconduct (in which case Mafco Consolidated Group may terminate Mr. Folz's employment immediately upon written notice), or breach by Mafco Consolidated Group of the agreement. In the event of Mr. Folz's death or disability, a pro-rated performance bonus and 60% of his base compensation is to be paid to Mr. Folz or his beneficiaries, as the case may be, for the longer of the remaining term of the agreement or twelve months. In the event that Mafco Consolidated Group breaches the MCG Employment Agreement, Mr. Folz is entitled to terminate his employment under the agreement; in that event, a pro-rated performance bonus and the remaining base compensation specified in the agreement is to be paid to Mr. Folz offset by any other compensation Mr. Folz receives during this period, and Mr. Folz is entitled to group life, health and pension plan coverage, for the remaining term of the agreement or, if longer and if no non-renewal notice has been given by the Company prior to that time, twelve months. Until August 1, 1996, Mr. Folz served the Company and Consolidated Cigar Holdings pursuant to the MCG Employment Agreement. The MCG Employment Agreement also provides for a performance bonus under the Tobacco Products Group Performance Bonus Plan based on achievement of certain EBITDA targets. As of August 1, 1996, for the services to be rendered by Mr. Folz to the Company and Consolidated Cigar Holdings, the Company has assumed the obligations of Mafco Consolidated Group under the MCG Employment Agreement with respect to a portion of the base salary and employee benefits to be provided to Mr. Folz under the MCG Employment Agreement and, simultaneously therewith, has entered into a new employment agreement with Mr. Folz memorializing such assumption and expiring on December 31, 1999. After December 31, 1998, the Company may give notice of non-renewal, in which case the term of the agreement will be extended for a period of twelve months following such notice. From and after January 1, 2000, the term will be automatically extended day-by-day until the Company gives notice of non-renewal, in which case the term will be extended for a period of twelve months. The Company has assumed 70% of the obligations of Mafco Consolidated Group under the MCG Employment Agreement with respect to any payments or benefits payable upon Mr. Folz's severance, death or disability. The employment agreement provides for an initial annual base salary of $770,000. In addition, subject to approval by stockholders, Mr. Folz is eligible to receive annual performance bonus payments, subject to an annual maximum of $2 million, based on achievement by the Company of certain EBITDA targets, which bonus payments shall be made pursuant to the Consolidated Cigar Performance Bonus Plan, as set forth in his employment agreement. See "--Consolidated Cigar Performance Bonus Plan."

         On August 1, 1996, the Company entered into an employment agreement with each of Messrs. DiMeola, Ellis, Colucci and Gershel, each of which expires on December 31, 1999, unless sooner terminated by the employee's death, disability (in which case the Company may elect to terminate the employment agreement), gross neglect or willful misconduct (in which case the Company may terminate the employment agreement immediately upon written notice), the employee's willful and material failure to perform his contractual obligations or by the Company's material breach of the agreement. After December 31, 1998, the Company may give notice of non-renewal, in which case the term of the agreement will be extended for a period of twelve months following such notice. From and after January 1, 2000, the term will be automatically extended day-by-day until the Company gives notice of non-renewal, in which case the term will be extended for a period of twelve months. In the event of the Company's breach, the employee is entitled to terminate the employment agreement; in that event, base salary, performance bonuses and benefits are to be paid to the employee for the remaining term of the employment agreement or, if longer and if no non-renewal notice has been given by the Company prior to that time, twelve months, offset by any other compensation the employee receives during this period. The employment agreements provide for initial annual base salaries of $275,000 for Mr. DiMeola, $217,500 for each of Messrs. Ellis and Colucci and $247,500 for Mr. Gershel. The employment agreements also provide, subject to approval by stockholders, for annual performance bonus payments, subject to an annual maximum of $1 million, based on achievement by the Company of certain EBITDA targets, which bonus payments shall be made pursuant to the Consolidated Cigar Performance Bonus Plan, as set forth in the employment agreements.

CONSOLIDATED CIGAR PERFORMANCE BONUS PLAN

         The Company has entered into employment agreements with certain employees, including Messrs. Folz, DiMeola, Ellis, Colucci and Gershel, each of which provides, among other things, for payment of performance bonuses (the "Consolidated Cigar Performance Bonus Plan"), subject to stockholder approval. Compensation payable under the Consolidated Cigar Performance Bonus Plan is intended to qualify as "performance based compensation" under Section 162(m) of the Code. Under the Consolidated Cigar Performance Bonus Plan, the participants are eligible to receive annual performance bonus cash awards based on achievement of EBITDA targets established by the Compensation Committee and set forth in their respective employment agreements with respect to each calendar year. The payments under the Consolidated Cigar Performance Bonus Plan to any one individual during any calendar year may not exceed $2 million for the Chief Executive Officer and $1 million for each of the other participants.

DEFINED BENEFIT PLAN

         Domestic (United States) salaried employees of the Company are eligible to participate in the Consolidated Cigar Domestic Salaried Employees' Defined Benefit Plan, a defined benefit pension plan (the "Plan"), which, effective as of the end of 1995, was merged into a defined benefit pension plan sponsored by a subsidiary of Mafco Consolidated Group. The merger of the Plan did not change the level of pension benefits provided to the Company employees. Plan benefits are a factor of service (up to a maximum of 33 years) with the Company and "Average Final Compensation" (average monthly compensation during the 60 consecutive months in which compensation was highest in the ten years prior to termination of employment). Compensation includes total wages, overtime, bonuses and 401(k) salary deferrals, and excludes fringe benefits and employer contributions to other deferred compensation plans. Benefits in the Plan are reduced by (i) any annuity purchased under the Gulf Western Consumer Products Salaried Employees Retirement Plan (the "Gulf & Western Plan") as of March 8, 1983 and (ii) the actuarial equivalent of any the Company provided benefits received under the Company's 401(k) plan.

         The Company established a benefit restoration plan effective January 1, 1994 (the "BRP") which was designed to restore retirement benefits to those employees whose eligible pension earnings were limited to $150,000 under regulations recently enacted by the Internal Revenue Service. The BRP is not funded and all other vesting and payment rules follow the Plan.

         Beginning in 1996, the annual payment under the Plan and BRP, expressed as a straight life annuity, before adjustment for social security beginning at age 65 and before reduction for benefits payable under the Gulf & Western Plan or the Company's 401(k) plan, are as follows:

                                                                       YEARS OF SERVICE
                                 ----------------------------------------------------------------------------------------------
      REMUNERATION                   5                10              15             20                25               33
                                 -------           -------         -------         -------           -------           -------

       $50,000                   $3,788            $7,575          $11,363         $15,150           $18,938           $25,000
        75,000                    5,681            11,363           17,044          22,725            28,406            37,500
       100,000                    7,575            15,150           22,725          30,300            37,875            50,000
       125,000                    9,469            18,938           28,406          37,875            47,344            62,500
       150,000                   11,363            22,725           34,088          45,450            56,813            75,000
       175,000                   13,256            26,513           39,769          53,025            66,281            87,500
       200,000                   15,150            30,300           45,450          60,600            75,750           100,000
       225,000                   17,044            34,088           51,131          68,175            85,219           112,500
       250,000                   18,938            37,875           56,813          75,750            94,688           125,000
       300,000                   22,725            45,450           68,175          90,900           113,625           150,000
       400,000                   30,300            60,600           90,900         121,200           151,500           200,000
       450,000                   34,088            68,175          102,263         136,350           170,438           225,000
       500,000                   37,875            75,750          113,625         151,500           189,375           250,000

         Benefits under the Plan are subject to the maximum limitations imposed by federal law on pension benefits. The annual limitation in 1996 was $120,000 or $10,000 per month, based on a maximum annual compensation of $150,000. The maximum annual remuneration considered for purposes of the BRP was $500,000 in 1996.

         As of December 31, 1996, the credited years of service under the Plan were 13 years for Mr. Folz, 12 years for Mr. DiMeola, eight years for Mr. Ellis, 20 years for Mr. Colucci and 36 years for Mr. Gershel.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Company did not have a Compensation Committee prior to the IPO. Officers' compensation prior to the IPO was determined by the Compensation Committee of Mafco Consolidated Group. Following the IPO, the Compensation Committee of Consolidated Cigar Holdings and the Company is comprised of Messrs. Gittis and Drapkin.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Consolidated Cigar Holdings owns 100% of the outstanding capital stock of the Company. No other director or executive officer beneficially owns any shares of the capital stock of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATIONSHIP WITH MAFCO CONSOLIDATED GROUP AND MAFCO HOLDINGS

         As a result of Mafco Consolidated Group's stock ownership, the Company's Board of Directors is, and is expected to continue to be, comprised entirely of designees of Mafco Consolidated Group, and Mafco Consolidated Group is, and is expected to continue to be, able to direct and control the policies of the Company and its subsidiaries, including with respect to mergers, sales of assets and similar transactions.

         Mafco Consolidated Group is 85% owned through Mafco Holdings by Ronald O. Perelman, who is Chairman of the Board of Directors of the Company. Mafco Holdings is a diversified holding company with interests in several industries. Through its 63.9% ownership of Consolidated Cigar Holdings subsequent to the Offering, Mafco Holdings is engaged in the manufacture and distribution of cigars and pipe tobacco. Mafco Holdings is engaged in the cosmetics and skin care, fragrance and personal care products business through its 83% ownership of Revlon. Mafco

Holdings owns 83% of Coleman, which is engaged in the manufacture and marketing of recreational outdoor products, portable generators, power-washing equipment, spas and hot tubs and 65% of Meridian Sports, a manufacturer and marketer of specialized boats and water sports equipment. Marvel, a youth entertainment company, is 80% owned by Mafco Holdings. Mafco Holdings is also engaged in the financial services business through its 80% ownership of First Nationwide. The principal executive offices of Mafco Holdings are located at 35 East 62nd Street, New York, New York 10021.

         The Company is insured under policies maintained by Mafco Holdings, and the Company reimburses Mafco Holdings for the portion of the cost of such policies attributable to the Company. Management of the Company believes that such cost is lower than would be incurred were such entities to be separately insured. In addition, the Company reimburses Mafco Holdings for the Company's allocable portion of certain costs such as legal, accounting and other professional fees and other services and related expenses.

TAX SHARING AGREEMENT

         The Company, Consolidated Cigar Holdings and Mafco Consolidated Group have been, for federal income tax purposes, members of an affiliated group of corporations of which Mafco Holdings is the common parent (the "Tax Group"). As a result of such affiliation, the Company, Consolidated Cigar Holdings, and Mafco Consolidated Group have been included in the consolidated federal income tax returns and, to the extent permitted by applicable law, included in combined state or local income tax returns filed on behalf of the Tax Group. Pursuant to a tax sharing agreement among the Company, Consolidated Cigar Holdings, and Mafco Consolidated Group and a tax sharing agreement between Mafco Consolidated Group and Mafco Holdings (collectively, the "Tax Sharing Agreements"), the Company has been required to pay to Mafco Consolidated Group with respect to each taxable year an amount equal to the consolidated federal and state and local income taxes that would have been incurred by the Company had it not been included in the consolidated federal and any combined state or local income tax returns filed by the Tax Group. The net amounts paid by the Company during the years ended December 31, 1994, 1995, and 1996 were approximately $0.4 million, $0.4 million and $9.8 million, respectively.

         As a result of the completion of the Offering, the Company will no longer be included in the Tax Group's consolidated tax returns and will instead, file its own tax returns and pay its own taxes on a separate company basis.

         Under existing federal income tax regulations the Company, Consolidated Cigar Holdings and Mafco Consolidated Group are jointly and severally liable for the consolidated federal income taxes of the Tax Group for any taxable year in which they were a member of the Tax Group. Pursuant to the Tax Sharing Agreements, Mafco Holdings has agreed to indemnify the Company and Consolidated Cigar Holdings for any such federal income tax liability.

PURCHASE OF LICORICE EXTRACT

         The Company purchases all of the licorice extract used as flavoring and moistening agents in its manufacturing processes from Mafco Worldwide, formerly an indirect wholly owned subsidiary of Mafco Consolidated Group. During the years ended December 31, 1994, 1995, and 1996, the Company purchased approximately $265,000, $269,000, and $211,000 of licorice extract from Pneumo Abex (successor by merger to Mafco Worldwide). The Company believes that the licorice extract purchased from Pneumo Abex was purchased on terms no less favorable to the Company than those obtainable in an arm's length transaction with an independent third party.

SPECIALTY PRODUCTS DIVISION

         The Company's Specialty Products Division assembles lipstick containers for Revlon Products, an 83% owned subsidiary of Mafco Holdings. Revlon Products purchased lipstick containers from the Company for approximately $763,000, $874,000 and $958,000 for the years ended December 31, 1994, 1995, and 1996, respectively. The Company believes that the terms of such arrangements with Revlon Products were no less favorable to the Company than those obtainable in an arm's length transaction with an independent third party.

                                    PART IV



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)      1.  Financial Statements:

             The following consolidated financial statements of Consolidated Cigar Corporation and subsidiaries are filed as part of this Form 10-K and are incorporated by reference in Item 8:

                         INDEX TO FINANCIAL STATEMENTS

CONSOLIDATED CIGAR CORPORATION                                                                                     PAGE
------------------------------                                                                                     ----

AUDITED CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Certified Public Accountants............................................................        F-1
Consolidated Balance Sheets as of December 31, 1995 and 1996..................................................        F-2
Consolidated Statements of Operations
   for the years ended December 31, 1994, 1995 and 1996.......................................................        F-3
Consolidated Statements of Stockholder's Equity
   for the years ended December 31, 1994, 1995 and 1996.......................................................        F-4
Consolidated Statements of Cash Flows
   for the years ended December 31, 1994, 1995 and 1996.......................................................        F-5
Notes to Consolidated Financial Statements....................................................................        F-7
The following financial statements schedules of the Company are included in Item 14(d):

         2.  Financial Statement Schedule:


             Schedule II -Valuation and Qualifying Accounts...................................................        S-1


         3.  See the accompanying Index to Exhibits which precedes the Exhibits filed with this Form 10-K.


All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                                INDEX TO EXHIBITS

    EXHIBIT
      NO.       DESCRIPTION
      ---       -----------
      3.1       Certificate of Incorporation of CCC Acquisition.
      3.2       By-laws of CCC Acquisition.
      4.1       Form of Indenture by and between the Company and Continental
                Bank, National Association, as Trustee, relating to the Senior
                Subordinated Notes Due 2003 (the "Indenture").
     10.1       Credit Agreement between Registrant and The Chase Manhattan
                Bank, N.A., dated as of February 23, 1993 (incorporated by reference from Exhibit 10.2 to Amendment No. 2 of Registrant's Registration Statement on Form S-1 (Registration
                No. 33-56902)).
    10.1(a)     Amendment No. 1 to the Credit Agreement, dated as of March 2,
                1993 (incorporated by reference from Exhibit 10.2(a) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).
    10.1(b)     Amendment No. 2 to the Credit Agreement, dated as of March 12,
                1993 (incorporated by reference from Exhibit 10.2(b) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).
    10.1(c)     Amendment No. 3 to the Credit Agreement, dated as of March 17,
                1993 (incorporated by reference from Exhibit 10.2(c) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).
    10.1(d)     Amendment No. 4 to the Credit Agreement, dated as of April 5,
                1993 (incorporated by reference from Exhibit 10.2(d) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).
    10.1(e)     Amendment No. 5 to the Credit Agreement, dated as of June 15,
                1993 (incorporated by reference from Exhibit 10.2(e) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).
    10.1(f)     Amendment No. 6 to the Credit Agreement, dated as of Septembe
                12, 1994 (incorporated by reference from Exhibit 10.2(f) to
                Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).
    10.1(g)     Amendment No. 7 to the Credit Agreement, dated as of May 31,
                1995 (incorporated by reference from Exhibit 10.2(g) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).
    10.1(h)     Amendment No. 8 to the Credit Agreement dated as of October 18,
                1995 (incorporated by reference from Exhibit 10.2(h) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).
    10.1(i)     Amendment No. 9 to the Credit Agreement dated as of March 13
                1996 (incorporated by reference from Exhibit 10.2(i) to Consolidated Cigar Holdings' Registration Statement on Form
                S-1 (Registration No. 333-6819)).
    10.1(j)     Amendment No. 10 to the Credit Agreement dated as of July 31,
                1996 (incorporated by reference from Exhibit 10.2(j) to Consolidated Cigar Holdings' Registration Statement on Form
                S-1 (Registration No. 333-6819)).
    10.1(k)     Amendment No. 11 to the Credit Agreement dated as of February
                3, 1997 (incorporated by reference from Exhibit 10.1(k) to
                Consolidated Cigar Holdings' Registration Statement on Form
                S-1 (Registration No. 333-20743)).
    10.2(a)     Guarantee and Security Agreement, dated as of March 3, 1993, between Consolidated Cigar Holdings and The Chase Manhattan
                Bank, N.A. (incorporated by reference from Exhibit 10.16(a) to
                Consolidated Cigar Holdings' Registration Statement on Form
                S-1 (Registration No. 333-6819)).
    10.2(b)     First Amendment to Guarantee and Security Agreement, dated as of July 31, 1996 (incorporated by reference from Exhibit
                10.16(b) to Consolidated Cigar Holdings' Registration
                Statement on Form S-1 (Registration No. 333-6819)).
     10.3       Reimbursement Agreement, dated as of March 3, 1993, between
                Registrant and Mafco Holdings Inc. (incorporated by reference from Exhibit 10.10 to Consolidated Cigar Holdings'
                Registration Statement on Form S-1 (Registration No.
                333-6819)).
     10.4       Amended and Restated Tax Sharing Agreement entered into as of
                June 15, 1995 by and among Mafco Holdings Inc., Mafco
                Consolidated Group Inc., the Consolidated Cigar Holdings and the Company and its subsidiaries (incorporated by reference from Exhibit 10.10(a) to Registrant's Annual Report on Form
                10-K for the fiscal year ended December 31, 1995).

                  MANAGEMENT CONTRACTS AND COMPENSATORY PLANS

    10.5(a) Employment Agreement, dated July 1, 1995, between Mafco Consolidated Group Inc. and Theo W. Folz (incorporated by reference from Exhibit 10.34 to Mafco Consolidated Group Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1995).
    10.5(b) First Amendment, dated February 29, 1996, to the Employment Agreement, dated July 1, 1995, between Mafco Consolidated Group Inc. and Theo W. Folz (incorporated by reference from
                Exhibit 10.35 to Mafco Consolidated Group Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1995).
    10.5(c) Second Amendment, dated August 1, 1996, to the Employment Agreement, dated July 1, 1995, between Mafco Consolidated Group Inc. and Theo W. Folz (incorporated by reference from
                Exhibit 10.4(c) to Consolidated Cigar Holdings' Registration Statement on Form S-1 (Registration No. 333-6819)).

    EXHIBIT
      NO.       DESCRIPTION
      ---       -----------

     10.6       Executive Employment Agreement, dated as of August 1, 1996, between Registrant and Theo W. Folz (incorporated by reference from Exhibit 10.17 to Consolidated Cigar Holdings'
                Registration Statement on Form S-1 (Registration No.
                333-6819)).
     10.7       Employment Agreement, dated August 1, 1996, between Registrant and Richard L. DiMeola (incorporated by reference from Exhibit
                10.3 to Consolidated Cigar Holdings' Registration Statement on
                Form S-1 (Registration No. 333-20743)).
     10.8       Employment Agreement, dated August 1, 1996, between Registrant and Gary R. Ellis (incorporated by reference from Exhibit 10.9 to Amendment No. 1 of Mafco Consolidated Group Inc.'s
                Registration Statement on Form S-1 (Registration No.
                333-15257)).
     10.9       Employment Agreement, dated July 1, 1996, between Registrant and James L. Colucci (incorporated by reference from Exhibit
                10.5 to Consolidated Cigar Holdings' Registration Statement on
                Form S-1 (Registration No. 333-20743)).
     10.10      Employment Agreement, dated August 1, 1996, between Registrant and George F. Gershel, Jr. (incorporated by reference from
                Exhibit 10.6 to Consolidated Cigar Holding's Registration
                Statement on Form S-1 (Registration No. 333-20743)).
     10.11      Employment Agreement, dated July 1, 1995, between Registrant and Denis F. McQuillen (incorporated by reference from Exhibit
                10.7 to the Company's Annual Report on Form 10-K for the
                fiscal year ended December 31, 1995).
     10.12      Pension Plan Merger Agreement into Abex Retirement Plan
                (incorporated by reference from Exhibit 10.1 to Registrant's
                Annual Report on Form 10-K for the fiscal year ended December
                31, 1995).
     21.1       Subsidiaries of the Registrant.
    *24.1       Powers of Attorney.
    *27.1       Financial Data Schedule



     *   Filed herewith

    (b)  Reports on Form 8-K
         No reports on Form 8-K were filed during the quarter ended December 31, 1996.

                                  SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on March 28, 1997.

                                            CONSOLIDATED CIGAR CORPORATION
                                            By: /s/ Gary R. Ellis
                                               -------------------------------
                                            Gary R. Ellis
                                            Senior Vice President and Chief
                                            Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                   NAME                                               TITLE                               DATE

                  *                         Chairman of the Board of Directors                           March 28, 1997
------------------------------------
Ronald O. Perelman


                  *                         Director                                                     March 28, 1997
------------------------------------
Howard Gittis


                  *                         Director                                                     March 28, 1997
------------------------------------
Donald G. Drapkin


/s/ Theo W. Folz                            President, Chief Executive Officer and Director              March 28, 1997
---------------------------                 (Principal Executive Officer)
 Theo W. Folz


/s/ Gary R. Ellis                           Senior Vice President and Chief Financial Officer            March 28, 1997
---------------------------                 (Principal Financial Officer)
  Gary R. Ellis


/s/ James M. Parnofiello                    Vice President and Controller                                March 28, 1997
---------------------------                 (Principal Accounting Officer)
 James M. Parnofiello


         *Joram C. Salig, by signing his name hereto, does hereby execute this report on behalf of the directors and officers of the Registrant indicated above by asterisks, pursuant to powers of attorney duly executed by such directors and officers and filed as exhibits to this report.

                                            By: /s/ Joram C. Salig
                                                ------------------------------
                                                Joram C. Salig
                                                Attorney-in-Fact

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




The Board of Directors and Stockholder
 Consolidated Cigar Corporation

         We have audited the accompanying consolidated balance sheets of Consolidated Cigar Corporation and subsidiaries (the "Company") as of December 31, 1995 and 1996 and the related consolidated statements of operations, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1995 and 1996, and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

Miami, Florida
January 28, 1997





                                                  /s/  Ernst & Young LLP
                                                       -----------------------
                                                       ERNST & YOUNG LLP
                                     F-1

                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                                                                        December 31,       December 31,
                                                                                            1995               1996
                                                                                       ----------------  -----------------
                   ASSETS
Current assets:
  Cash and cash equivalents                                                             $   1,145        $    1,906
  Accounts receivable, less allowances
   of $4,322 and $5,604, respectively                                                      14,883            19,498
  Inventories                                                                              39,022            45,957
  Deferred taxes and other                                                                  3,914             5,591
                                                                                       ----------------  -----------------
Total current assets                                                                       58,964            72,952
Property, plant and equipment, net of accumulated depreciation                             35,370            37,224
Trademarks, less accumulated amortization
 of $2,453 and $3,319, respectively                                                        32,021            31,155
Goodwill, less accumulated amortization
 of $4,942 and $6,593, respectively                                                        61,374            59,723
Other intangibles and assets, less accumulated
 amortization of $4,670 and $3,406, respectively                                            4,001             4,457
                                                                                       ----------------  -----------------

Total assets                                                                            $ 191,730        $  205,511
                                                                                       ================  =================

           LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable                                                                      $   3,797        $    7,197
  Accrued expenses                                                                         16,103            20,206
  Due to affiliate                                                                          1,685             1,606
                                                                                       ----------------  -----------------
Total current liabilities                                                                  21,585            29,009
Long-term debt due to third parties                                                       110,600            97,500
Deferred taxes                                                                              4,066             5,851
Other liabilities                                                                           1,151             1,796
                                                                                       ----------------  -----------------
Total liabilities                                                                         137,402           134,156
                                                                                       ----------------  -----------------
Commitments and contingencies
Stockholder's equity:
  Common stock, $1.00 par value
  1,000 shares authorized, issued and outstanding                                               1                 1
  Additional paid-in capital                                                               34,834            34,834
  Retained earnings                                                                        19,493            36,520
                                                                                       ----------------  -----------------
Total stockholder's equity                                                                 54,328            71,355
                                                                                       ----------------  -----------------
Total liabilities and stockholder's equity                                               $191,730          $205,511
                                                                                       ================  =================

               See notes to consolidated financial statements.

               CONSOLIDATED CIGAR CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Dollars in thousands)



                                                                     Year Ended            Year Ended         Year Ended
                                                                    December 31,          December 31,       December 31,
                                                                        1994                  1995               1996
                                                                 --------------------  ----------------  -----------------
Net sales                                                         $    131,510           $   158,166      $    216,868
Cost of sales                                                           78,836                94,347           126,013
                                                                 --------------------  ----------------  -----------------

Gross profit                                                            52,674                63,819            90,855

Selling, general
 and administrative expenses                                            29,413                32,393            36,776
                                                                 --------------------  ----------------  -----------------
Operating income                                                        23,261                31,426            54,079
                                                                 --------------------  ----------------  -----------------

Other (expenses) income:
 Interest expense, net                                                 (12,838)              (12,635)          (10,619)
 Minority interest                                                          78                  (262)             (310)
 Miscellaneous, net                                                       (828)               (1,000)             (889)

                                                                 --------------------  ----------------  -----------------
                                                                       (13,588)              (13,897)          (11,818)
                                                                 --------------------  ----------------  -----------------

Income before provision
 for income taxes                                                         9,673                17,529            42,261

Provision for income taxes                                                1,989                 3,599            12,449

                                                                 --------------------  ----------------  -----------------

Net income                                                        $       7,684           $    13,930        $   29,812
                                                                 ====================  ================  =================

               See notes to consolidated financial statements.

                         CONSOLIDATED CIGAR CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                                     (Dollars in thousands)


                                              Additional
                                    Common     Paid-in     Retained
                                    Stock      Capital     Earnings      Total
                                    -----    -----------   ---------     -----

Balance at December 31, 1993         $  1      $29,999      $ 2,879     $32,879
Net income for the year                                       7,684       7,684
                                     ----      -------      -------     -------
Balance at December 31, 1994            1       29,999       10,563      40,563
                                     ----      -------      -------     -------

Net income for the year                                      13,930      13,930
Cash dividends paid                    --           --       (5,000)     (5,000)
Contribution to capital by parent      --        4,835           --       4,835
                                     ----      -------      -------     -------
Balance at December 31, 1995            1       34,834       19,493      54,328
                                     ----      -------      -------     -------

Net income for the year                --           --       29,812      29,812
Cash dividends                         --           --      (12,785)    (12,785)
                                     ----      -------      -------     -------
Balance at December 31, 1996         $  1      $34,834      $36,520     $71,355
                                     ====      =======      =======     =======

               See notes to consolidated financial statements.

                         CONSOLIDATED CIGAR CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Dollars in thousands)



                                                                     Year Ended          Year Ended         Year Ended
                                                                    December 31,        December 31,       December 31,
                                                                        1994                1995               1996
                                                                 --------------------  ----------------  -----------------

Cash flows from operating activities:

  Net income                                                      $   7,684              $ 13,930             $ 29,812

  Adjustments to reconcile net income
   to net cash provided by
   operating activities:
    Depreciation and amortization                                     7,613                 7,699                7,357
    Deferred income                                                    (205)                 (205)                (177)
    Gain on the sale of fixed assets                                   (390)                   --                   --
    Changes in assets and liabilities
     net of acquisitions:
       (Increase) decrease in:
       Accounts receivable                                           (1,852)               (1,971)              (4,615)
       Inventories                                                     (969)               (1,148)              (6,935)
       Deferred taxes and other                                          44                (1,367)              (1,762)
       Increase (decrease) in:
       Accounts payable                                                (326)                 (276)               3,400
       Accrued expenses and
        other liabilities                                             2,660                 3,139                5,520
                                                                 --------------------  ----------------  -----------------

Net cash provided by operating activities                            14,259                19,801               32,600
                                                                 --------------------  ----------------  -----------------

Cash flows from investing activities:
  Capital expenditures                                                 (788)                 (983)             (5,278)
  Investment in joint venture                                            --                    --                (482)
  Proceeds from the sale of fixed assets                              5,832                     1                  10
  Increase in other assets                                               (8)                   (7)               (125)
                                                                 --------------------  ----------------  -----------------

Net cash provided by
 (used for) investing activities                                      5,036                  (989)             (5,875)
                                                                 --------------------  ----------------  -----------------

               See notes to consolidated financial statements.

                         CONSOLIDATED CIGAR CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                                     (Dollars in thousands)



                                            Year Ended       Year Ended     Year Ended
                                           December 31,     December 31,   December 31,
                                               1994             1995           1996
                                             ------------   ------------   ------------
Cash flows from financing activities:
  Repayment of revolving loan, net            $(19,100)       $(15,600)      $(13,100)
  Dividends paid                                    --          (5,000)       (12,785)
  Due to affiliates and other borrowings           290           1,233            (79)
                                              --------        --------       --------
Net cash used for financing activities         (18,810)        (19,367)       (25,964)
                                              --------        --------       --------

Increase (decrease) in cash and
 cash equivalents                                  485            (555)           761

Cash and cash equivalents,
 beginning of year                               1,215           1,700          1,145
                                              --------        --------      --------

Cash and cash equivalents, end of year        $  1,700        $  1,145       $  1,906
                                              ========        ========       ========

Supplemental disclosures of
cash flow information:

  Interest paid during the year               $ 12,921        $ 13,067       $ 10,927
  Income taxes paid during the year              1,444           1,477         12,676



               See notes to consolidated financial statements.

                CONSOLIDATED CIGAR CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A -- BASIS OF PRESENTATION

         On March 3, 1993, Consolidated Cigar Corporation (the "Company"), became a direct wholly owned subsidiary of Consolidated Cigar Holdings Inc. ("Consolidated Cigar Holdings"), a holding company with no business operations of its own that was formed as a Delaware corporation on January 6, 1993 to hold all of the outstanding capital stock of the Company. The results of operations and financial position of the Company therefore do not reflect the consolidated results of operations and financial position of Consolidated Cigar Holdings. Unless the context otherwise requires, all references in these notes to the consolidated financial statements of the Company shall mean Consolidated Cigar Corporation and its subsidiaries.

         On August 21, 1996, Consolidated Cigar Holdings completed an initial public offering (the "IPO") in which it issued and sold 6,075,000 shares of its Class A Common Stock for $23.00 per share. The proceeds, net of underwriters' discount and related fees and expenses, of $127.8 million, were paid as a dividend to Mafco Consolidated Group Inc. ("Mafco Consolidated Group"). On March 20, 1997 Consolidated Cigar Holdings completed a secondary offering (the "Offering"), of 5,000,000 shares of Class A Common Stock sold by Mafco Consolidated Group, reducing its ownership in Consolidated Cigar Holdings to approximately 63.9%.

         On June 15, 1995 Mafco Holdings Inc. ("Mafco Holdings") and Mafco Consolidated Group formerly known as Abex Inc. ("Abex"), consummated an agreement and plan of merger (the "Merger Agreement") executed between the parties on January 6, 1995. The Merger Agreement provided for, among other things, the merger of C & F Merger Inc., a subsidiary of Mafco Holdings and the indirect parent of both Consolidated Cigar Holdings and Mafco Worldwide Corporation ("Mafco Worldwide"), with Mafco Consolidated Group, which was the surviving corporation in the merger. As a result, the Company became an indirect wholly owned subsidiary of Mafco Consolidated Group.

         On December 11, 1992, Triple C Acquisition Corp. ("Triple C"), Mafco Holdings and a wholly owned subsidiary of Mafco Holdings entered into an agreement and plan of merger, pursuant to which the wholly owned subsidiary was merged into Triple C, with Triple C being the surviving corporation. Pursuant to the merger which was consummated on March 3, 1993, Mafco Holdings acquired all the outstanding shares of Triple C common stock and warrants to purchase Triple C common stock (the "1993 Acquisition") for an aggregate purchase price of $188.0 million, including fees and expenses. Immediately following the 1993 Acquisition, Triple C merged into the Company, with the Company being the surviving corporation. As a result, the Company became an indirect wholly owned subsidiary of Mafco Holdings.


NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

         The Company operates principally in one segment, manufacturing, distributing, and selling cigars in all sections of the industry. The Company also manufactures smoking tobaccos for sale under its own brand names, in bulk to tobacconists as well as private label brands for chain stores and wholesale distributors.

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its majority and wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

INVENTORIES

         Leaf tobacco is carried at the lower of average cost or market. In accordance with generally recognized industry practice, all leaf tobacco inventory is classified as current although portions of such inventory, because of the duration of the aging process, ordinarily would not be utilized within one year. Cigars and other inventories are generally valued at the lower of cost (using the first-in, first-out method) or market.

                CONSOLIDATED CIGAR CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment is recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets which range from 5 years to 20 years. Leasehold improvements are amortized over their estimated useful lives or the term of the lease, whichever is shorter. Repairs and maintenance are charged to operations as incurred and expenditures for additions and improvements are capitalized.

TRADEMARKS

         Trademarks consist of registered and unregistered tradenames of cigars or other tobacco brands which are being amortized on a straight-line basis over 40 years.

GOODWILL

         Goodwill represents the excess of cost over fair value of net assets acquired in the 1993 Acquisition. Goodwill is being amortized over 40 years on a straight-line basis which is consistent with industry practice. The Company's accounting policy regarding the assessment of the recoverability of the carrying value of goodwill and other intangibles is to review the carrying value of goodwill and other intangibles if the facts and circumstances suggest that they may be impaired. If this review indicates that goodwill and other intangibles will not be recoverable, as determined based on the undiscounted future cash flows of the Company, the carrying value of goodwill and other intangibles will be reduced to their estimated fair value.

         As discussed in Notes H and I, during 1995, goodwill was reduced by $4.4 million due to the reduction in the valuation allowance for deferred tax assets and due to the establishment and transfer of deferred tax assets related to certain pension plan liabilities that were transferred to a related affiliate.

IMPAIRMENT OF LONG-LIVED ASSETS

         The Company accounts for the impairment of long-lived assets under Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The adoption of SFAS 121 did not impact the operations of the Company.

REVENUE RECOGNITION

         Revenue is recognized from product sales upon shipment. Allowances for sales returns, customer incentive programs and promotions are recorded at the time of sale.

ADVERTISING

         The Company expenses advertising costs as incurred. Amounts charged to advertising expense totaled $0.9 million, $1.2 million and $2.1 million for the years ended December 31, 1994, 1995 and 1996, respectively.

INTEREST RATE SWAPS

         The Company entered into interest rate swap agreements to modify the interest characteristics of its outstanding debt from a fixed to a floating rate basis. These agreements involve the receipt of fixed rate amounts in exchange for floating rate interest payments over the life of the agreement without an exchange of the underlying principal amount. The differential to be paid or received is accrued as interest rates change and recognized as an adjustment to interest expense related to the debt. The related amount payable to or receivable from counterparties is included in accrued expenses. To the extent previous interest rate swap agreements have been terminated, the resulting gain is being recognized over the remaining original life of the terminated agreements. The fair values of the swap agreements (which amount is described in Note F), are not recognized in the financial statements.

               CONSOLIDATED CIGAR CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

INCOME TAXES

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

CONCENTRATION OF CREDIT RISK

         Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. The Company's customers are geographically dispersed but are concentrated in the tobacco industry. The Company historically has had no material losses on its accounts receivable from customers in the tobacco industry in excess of allowances provided.

CASH FLOW INFORMATION

         Cash equivalents are considered to be all highly liquid investments with maturities of three months or less when acquired and exclude restricted cash.

USE OF ESTIMATES

         Preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

RECLASSIFICATIONS

         Certain reclassifications of 1995 amounts have been made to conform to the 1996 financial statement presentation.



NOTE C -- INVENTORIES

         The components of inventories are as follows:

                                                                DECEMBER 31,       DECEMBER 31,
                                                                    1995               1996
                                                                    ----               ----
                                                                       (IN THOUSANDS)

          Raw materials and supplies....................            $26,922          $34,469
          Work in process...............................              1,692            1,974
          Finished goods................................             10,408            9,514
                                                                     ------            -----
                                                                    $39,022          $45,957
                                                                    =======          =======


                CONSOLIDATED CIGAR CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE D -- PROPERTY, PLANT AND EQUIPMENT, NET

         The components of property, plant and equipment are as follows:

                                                                DECEMBER 31,       DECEMBER 31,
                                                                    1995               1996
                                                                    ----               ----
                                                                       (IN THOUSANDS)
          Land..........................................            $ 1,804          $ 1,884
          Buildings.....................................             13,254           14,140
          Machinery and equipment.......................             28,597           33,188
          Leasehold improvements........................                276              361
          Furniture and fixtures........................              1,555            1,573
                                                                   --------         --------
                                                                     45,486           51,146
          Accumulated depreciation......................            (10,116)         (13,922)
                                                                   ---------         --------
                                                                    $35,370          $37,224
                                                                    =======          =======

         Depreciation expense was $3.7 million for 1994, $3.6 million for 1995 and $3.9 million for 1996.

NOTE E -- ACCRUED EXPENSES

         Included in accrued expenses are the following:

                                                                DECEMBER 31,       DECEMBER 31,
                                                                    1995               1996
                                                                    ----               ----
                                                                       (IN THOUSANDS)
Employee benefits and other compensation................            $ 7,226          $10,126
Interest................................................              3,452            3,388
Promotional.............................................              1,345            1,281
Taxes...................................................              1,592            1,849
Other...................................................              2,488            3,562
                                                                    -------          -------
                                                                    $16,103          $20,206
                                                                    =======          =======

NOTE F -- LONG-TERM DEBT

         Long-term debt consists of the following:

                                                                DECEMBER 31,       DECEMBER 31,
                                                                    1995               1996
                                                                    ----               ----
                                                                       (IN THOUSANDS)
Bank borrowings (a).....................................           $ 20,600         $  7,500
Senior Subordinated Notes (b)...........................             90,000           90,000
                                                                   --------         --------
                                                                    110,600           97,500
                                                                      --                --
Less amounts payable within one year....................           --------         --------
                                                                   $110,600          $97,500
                                                                   ========          =======


(a) Represents borrowings under a credit agreement (the "Credit Agreement") with Chase dated February 23, 1993, which provides for a revolving credit facility (the "Revolving Credit Facility") and a working capital facility (the "Working Capital Facility"). The Revolving Credit Facility and the Working Capital Facility have final maturities on April 3, 1999. The Revolving Credit Facility was subject to quarterly commitment reductions of $2.5 million through the end of 1996. The Credit Agreement was amended on February 3, 1997 to reduce the amount of various interest rate margins charged against outstanding borrowings and waive any further scheduled amortization of the commitment on the Revolving Credit Facility.

                CONSOLIDATED CIGAR CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


     The Credit Agreement is secured by perfected first priority liens on all of the material assets of the Company and its domestic subsidiaries and perfected pledges of the stock of all the Company's subsidiaries (with certain exceptions for the stock of foreign subsidiaries). The Credit Agreement is guaranteed by Consolidated Cigar Holdings and by all of the domestic subsidiaries of the Company. The guarantee by Consolidated Cigar Holdings is secured by a pledge of all the outstanding stock of the Company.

     The maximum borrowings under the Credit Agreement, as amended, at the end of December 31, 1996 and through maturity are $20 million under the Working Capital Facility and $14.9 million under the Revolving Credit Facility. Outstanding letters of credit of approximately $1.7 million reduced the available borrowings under the Credit Agreement at December 31, 1996.

     The following indicates the Credit Agreement's established and amended interest payment rates available at the option of the Company:

                                                             INITIAL             1996          RATE EFFECTIVE
                                                               RATE              RATE           MARCH 1997
                                                             -------             ----         --------------
          Base Rate Loans           Prime plus                1 3/4%             1%                 0%
          936 Loans                 936 Rate plus             2 3/4%             2%                 1%
          Eurodollar Funds          Eurodollar plus           2 3/4%             2%                 1%

     The average interest rate under the Credit Agreement was approximately 7.7% at December 31, 1996.

     The Credit Agreement contains various covenants which govern, among other things, the ability to incur indebtedness, pay dividends, incur lease rental obligations, make capital expenditures, use proceeds from asset sales, participate in mergers and other activities. The Credit Agreement also requires the Company to satisfy certain financial covenants related to net worth, capital expenditures and various ratios.

(b) Represents the balance of $90.0 million in principal amount of 10 1/2% Senior Subordinated Notes Due 2003 (the "Senior Subordinated Notes") issued in connection with the 1993 Acquisition.

     The Senior Subordinated Notes bear interest at the rate of 10 1/2% per annum, mature on March 1, 2003 and are redeemable at a premium prior to maturity starting March 1, 1998. The Senior Subordinated Notes are redeemable earlier at a premium in the event of a change of control.

     The indenture relating to the Senior Subordinated Notes limits, among other things, dividends and other distributions, certain types of indebtedness, certain mergers, consolidations and sales of assets.

         The scheduled repayments of long-term debt for the next five years based on the outstanding balances at December 31, 1996 are as follows:


           YEAR ENDING
            DECEMBER 31,                                                                    (IN THOUSANDS)
            ------------                                                                    --------------
               1997...................................................................     $   ----
               1998...................................................................         ----
               1999...................................................................        7,500
               2000...................................................................         ----
               2001...................................................................         ----


                CONSOLIDATED CIGAR CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         The fair value of the Company's long-term debt at December 31, 1996 is estimated based on the quoted market prices for the same issues or on the current rates offered to the Company for debt of the same remaining maturities.

The estimated fair value of long-term debt was approximately $3.6 million more than the carrying value of $97.5 million.

         Because judgment is required in interpreting market data to develop estimates of fair value, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The effect of using different market assumptions or estimation methodologies may be material to the estimated fair value amounts.

         The Company entered into two five year interest rate swap agreements in an aggregate notional amount of $85.0 million. Under the terms of the agreements, the Company receives a fixed interest rate averaging 5 4/5% and pays a variable interest rate equal to the six month LIBOR. The Company entered into such agreements to take advantage of the differential between long-term and short-term interest rates and effectively converted the interest rate on $85.0 million of fixed-rate indebtedness to a variable rate. From inception of the agreements through January 1997 the Company has paid $0.8 million in settlement, which occurs at the end of each six month period of the agreements. Had the Company terminated these agreements, which the Company considers to be held for other than trading purposes, on January 31, 1997, a combined loss of approximately $1.1 million would have been realized. Future positive or negative cash flows associated with these agreements will depend upon the trend of short-term interest rates during the remaining life of the agreements. In the event of non-performance of the counterparties at anytime during the remaining lives of these agreements which expire at December 1998 and January 1999, the Company could lose some or all of any future positive cash flows. However, the Company does not anticipate non-performance by such counterparties.


NOTE G -- COMMITMENTS AND CONTINGENCIES

         The Company rents facilities and equipment under operating lease agreements which expire at various dates through 2008. Net rental expense under operating leases was $1.7 million for the year ended December 31, 1994, $1.8 million for the year ended December 31, 1995, and $1.9 million for the year ended December 31, 1996.

         Future minimum rental commitments on a cash basis for all noncancellable operating leases are as follows:


           YEAR ENDING
           DECEMBER 31,                                                                 (IN THOUSANDS)
           ------------                                                                 --------------
              1997.................................................................       $1,251
              1998.................................................................        1,263
              1999.................................................................        1,101
              2000.................................................................          528
              2001.................................................................          173



         Additional commitments exist resulting from contracts to purchase tobacco from various suppliers. At the end of fiscal 1996, outstanding contracts to purchase tobacco amounted to $7.3 million which were all U.S. dollar obligations.

         The Company is a party to various pending legal actions. In the opinion of management, based upon the advice of its outside counsel, the liability, if any, from all pending litigation will not materially affect the Company's consolidated financial position or results of operations.

                CONSOLIDATED CIGAR CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE H -- INCOME TAXES

         The Company, Consolidated Cigar Holdings and Mafco Consolidated Group have been, for federal income tax purposes, members of an affiliated group of corporations of which Mafco Holdings is the common parent (the "Tax Group"). As a result of such affiliation, the Company, Consolidated Cigar Holdings, and Mafco Consolidated Group have been included in the consolidated federal income tax returns and, to the extent permitted by applicable law, included in combined state or local income tax returns filed on behalf of the Tax Group. Pursuant to a tax sharing agreement among the Company, Consolidated Cigar Holdings, and Mafco Consolidated Group and a tax sharing agreement between Mafco Consolidated Group and Mafco Holdings (collectively, the "Tax Sharing Agreements"), the Company has been required to pay to Mafco Holdings or Mafco Consolidated Group with respect to each taxable year an amount equal to the consolidated federal and state and local income taxes that would have been incurred by the Company had it not been included in the consolidated federal and any combined state or local income tax returns filed by the Tax Group. Pursuant to the Tax Sharing Agreements, tax carryforward losses that arose prior to the 1993 Acquisition are not available to the Company on a go-forward basis. The Company had generated U.S. tax net operating loss carryforwards of $2.9 million subsequent to the 1993 Acquisition, which were utilized completely during 1994 and 1995. The net amounts paid by the Company during the years ended December 31, 1994, 1995, and 1996 were approximately $0.4 million, $0.4 million and $9.8 million, respectively.

         As a result of the completion of the Offering, the Company will no longer be included in the Tax Group's consolidated tax returns and will instead, file its own tax returns and pay its own taxes on a separate company basis.

         The provision (benefit) for income taxes consists of the following:

                                                               YEAR ENDED        YEAR ENDED         YEAR ENDED
                                                               DECEMBER 31,      DECEMBER 31,      DECEMBER 31,
                                                                   1994              1995              1996
                                                                   ----              ----              ----
                                                                                (IN THOUSANDS)
     Current:
                Federal...................................      $   266           $ 1,880            $ 9,286
                State.....................................          222               423              1,547
                Foreign...................................        1,494             1,292              1,826
                                                                  -----             -----              -----
                                                                  1,982             3,595             12,659
                                                                  -----             -----             ------
          Deferred:
                Federal...................................           --              (600)              (986)
                State.....................................           --                --               (165)
                Foreign...................................            7               604                941
                                                                  -----             -----              -----
                                                                      7                 4               (210)
                                                                  -----             -----              -----
                                                                 $1,989            $3,599            $12,449
                                                                 ======            ======            =======

         The approximate effect of the temporary differences that gave rise to deferred tax balances were as follows:

                                                               DECEMBER 31,      DECEMBER 31,
                                                                   1995              1996
                                                                   ----              ----
                                                                      (IN THOUSANDS)
          Deferred tax assets:
                Accounts receivable.....................           $1,437           $1,930
                Accrued expenses........................            1,628            1,875
                Other...................................            1,139            1,365
                                                                    -----            -----
                    Total deferred tax asset............            4,204            5,170
                                                                    -----            -----

          Deferred tax liabilities:
                Property, plant and equipment...........            3,474            3,318
                Unremitted earnings.....................            1,579            2,520
                Other...................................               42               13
                                                                    -----            -----
                    Total deferred tax liability........            5,095            5,851
                                                                    -----      -     -----
                    Net deferred tax liability..........          $   891          $   681
                                                                  =======          =======


                CONSOLIDATED CIGAR CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         The net deferred tax liability relates mainly to the Company's Puerto Rico subsidiary which is not consolidated for federal income tax purposes. This represents the temporary difference attributable to property, plant and equipment at Puerto Rico's effective local tax and toll gate tax rate.

         As discussed in Note I, during 1995 certain pension liabilities were transferred to an affiliate. In connection with this transaction, a deferred tax asset in the amount of $2.4 million was recorded along with a reduction of goodwill relating to the unfunded pension liability at the date of the 1993 Acquisition. This deferred tax asset was then transferred to Mafco Consolidated Group.

         A reconciliation of the statutory U.S. income tax rate and the effective income tax rate is as follows:

                                                            YEAR ENDED      YEAR ENDED     YEAR ENDED
                                                           DECEMBER 31,    DECEMBER 31,   DECEMBER 31,
                                                               1994            1995           1996
                                                               ----            ----           ----
                                                                         (IN THOUSANDS)
          Statutory rate..............................          $3,386         $6,135        $14,785
          Realization of valuation reserve............            (589)          (600)            --
          Foreign income not subject
            to statutory tax rate.....................          (1,749)        (2,765)        (3,818)
          State income taxes,
            net in 1995 and 1996......................             222            275            898
          Non-deductible amortization.................             620            620            578
          Other.......................................              99            (66)             6
                                                                ------         ------        -------
                                                                $1,989         $3,599        $12,449
                                                                ======         ======        =======

         The domestic and foreign components of income (loss) before income taxes are as follows:

                                                            YEAR ENDED      YEAR ENDED     YEAR ENDED
                                                           DECEMBER 31,    DECEMBER 31,   DECEMBER 31,
                                                               1994            1995           1996
                                                               ----            ----           ----
                                                                         (IN THOUSANDS)
          United States................................      $  (2,725)       $    66         $16,149
          Foreign......................................         12,398         17,463          26,112
                                                                ------         ------          ------
                                                             $   9,673        $17,529         $42,261
                                                             =========        =======         =======

         Foreign income primarily consists of Puerto Rico and Dominican Republic income. Pursuant to a grant of industrial tax exemption which expires in 2002, 90% of the income earned from the manufacture of cigars in Puerto Rico is tax exempt from Puerto Rican income taxes. The remaining 10% of such income is taxed at a maximum surtax rate of 45%, resulting in an effective income tax rate of approximately 4.5%. The benefit to the Company amounted to approximately $3.5 million for the year ended December 31, 1994, $5.1 million for the year ended December 31, 1995, and $7.4 million for the year ended December 31, 1996.

         Funds repatriated to the Company from its Puerto Rico subsidiary are subject to a maximum Puerto Rico tollgate tax of 10%. Legislation enacted in Puerto Rico in 1993 included a provision for prepaying a portion of these tollgate taxes effective for the 1993 fiscal year and subsequent periods.

                CONSOLIDATED CIGAR CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         The Company manufactures cigars in the Dominican Republic pursuant to a 100% exemption from Dominican Republic income taxes, which exemption expires in 2010.

         Income earned from Puerto Rico operations is generally exempt from federal income tax. Section 936 of the Internal Revenue Code allows a "possessions tax credit" against U.S. income tax attributable to the Puerto Rico taxable earnings. As part of OBRA 1993, the Internal Revenue Service has limited this exemption based upon a percentage of qualified wages in Puerto Rico, plus certain amounts of depreciation. The Company believes that it qualified for the possessions tax credit during each of the fiscal years ended 1994, 1995 and 1996.

         On August 20, 1996, the Small Business Job Protection Act of 1996 (the "SBJPA") was enacted into law. Under the SBJPA, Section 936 of the Internal Revenue Code, the possessions tax credit was repealed, subject to special grandfather rules for which the Company would be eligible, provided that the Company does not add a "substantial new line of business." Under the grandfather rules, for the Company's taxable years beginning December 31, 2001 and before January 1, 2006, the Company's business income from its Puerto Rico operations eligible for the possessions tax credit would, in addition to the current limitation based upon a percentage of qualified wages in Puerto Rico, plus certain amounts of depreciation, generally be limited to its average annual income from its Puerto Rico operations, adjusted for inflation, computed during the Company's five most recent taxable years ending before October 14, 1995 and excluding the highest and lowest years (the "Income Limitation"). For taxable years after December 31, 2005, the possessions tax credit would be eliminated. The repeal of the possessions tax credit could have a material adverse effect on the Company for taxable years beginning after December 31, 2001 and before January 2006 to the extent that the Company's annual income from its Puerto Rico operations exceeds its average annual income from its Puerto Rico operations (as computed in the manner described in the preceding sentence), and for taxable years after December 31, 2005. Although it does not currently have any definitive plans with respect thereto, the Company expects to evaluate alternatives that may be available to it in order to mitigate the effects of the SBJPA. On February 6, 1997, President Clinton proposed certain tax law changes which, if enacted, would eliminate the Income Limitation, extend the possession tax credit indefinitely and make the credit available to newly established business operations.


NOTE I -- PENSION PLANS

         The Company maintains tax qualified non-contributory defined benefit pension plans covering substantially all hourly and salaried employees in the U.S. and Puerto Rico (the "Pension Plans"). In accordance with an agreement between the Company and MCG Intermediate Holdings Inc. ("MCG"), which is a wholly owned subsidiary of Mafco Consolidated Group who maintains the Abex Retirement Plan, the Pension Plans were merged with and into the Abex Retirement Plan, effective December 31, 1995.

         The Abex Retirement Plan was the surviving plan with all the assets and liabilities of the merged Pension Plans becoming assets and liabilities of the surviving Abex Retirement Plan. The effect of the merger of the Pension Plans was recorded as a contribution to capital of $4.8 million by Mafco Consolidated Group. The capital contribution is net of a $2.4 million deferred tax asset. The Company will continue to record service cost, interest and return on plan assets in future years based on a fully funded plan.

         The Company also provides a separate non-contributory defined benefit pension plan for hourly employees in its Richmond, Virginia location and a benefit restoration plan (BRP) for certain officers.

         The pension plans' benefit formulas generally base payments to retired employees upon their length of service and a percentage of qualifying compensation during the 60 consecutive months in which compensation was highest, in the ten years prior to retirement. Pension benefits are limited to 33 years of credited service and are reduced by the actuarial equivalent of any benefits received under the the Company's 401(k) Plans.

                CONSOLIDATED CIGAR CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         The following table sets forth the Company's remaining pension plans' funded status after the merger with the Abex Retirement Plan. The Richmond, Virginia plan's assets exceed its liabilities and the BRP is unfunded. These amounts are recognized in the consolidated financial statements under the captions "Other Liabilities" and "Accrued Expenses" as unfunded liabilities with the 1996 data based upon actuarial projections:

                                                                     DECEMBER 31,                     DECEMBER 31,
                                                                         1995                              1996
                                                            -------------------------------   ------------------------------
                                                            ASSETS EXCEED    ACCUMULATED      ASSETS EXCEED      ACCUMULATED
                                                              ACCUMULATED      BENEFITS         ACCUMULATED        BENEFITS
                                                               BENEFITS      EXCEED ASSETS       BENEFITS       EXCEED ASSETS
                                                            -------------    -------------    -------------     -------------
                                                                                     (IN THOUSANDS)
Plan assets at fair value.............................          $462            $  --              $452            $    --
Actuarial present value of benefit obligation:
   Vested benefits....................................           368              139               358                757
   Non-vested benefits................................            32                8                24                 64
                                                                ----            -----              ----            -------
Accumulated benefit obligations.......................           400              147               382                821
Effect of projected future salary increases...........            --              148                --                321
                                                                ----            -----              ----            -------
                                                                 400              295               382              1,142
                                                                ----            -----              ----            -------

Funded status-over (under)............................            62             (295)               70             (1,142)
Unrecognized net loss (gain)..........................             6             (249)              (16)               (22)
Prior service cost not yet recognized in
   net periodic pension cost..........................            27              309                35                541
Unrecognized net transition asset.....................           (67)              --               (62)                --
Adjustment required to recognize minimum
   liability..........................................            --               --                --               (198)
                                                                ----            -----              ----            -------
Net Pension asset (liability).........................          $ 28            $(235)             $ 27            $  (821)
                                                                ====            =====              ====            =======

         The discount rate used in determining the actuarial present value of the projected benefit obligation was 7 1/4% in 1995 and 1996. The rate of increase in future compensation levels reflected in such determinations was 4 1/2% in 1995 and in 1996. The assumed long-term rate of return on assets was 8% in 1995 and 1996. The Company's funding policy is to contribute annually an amount necessary to satisfy the Internal Revenue Service's minimum funding standards. Plan assets consist principally of equity, fixed income and money market funds.

         The following table sets forth the periodic pension expense as follows:

                                                                    YEAR ENDED         YEAR ENDED        YEAR ENDED
                                                                   DECEMBER 31,       DECEMBER 31,      DECEMBER 31,
                                                                       1994               1995              1996
                                                                       ----               ----              ----
                                                                                    (IN THOUSANDS)
           Service cost--benefits earned during the period..
                                                                       $   615          $   490            $   716
           Interest cost on projected benefit obligation....             1,506            1,644              1,934
           Actual return on plan assets.....................              (942)          (2,598)            (4,087)
           Net amortizations and deferrals..................                42            1,661              1,977
                                                                        ------           ------            -------
           Net pension expense..............................            $1,221           $1,197            $   540
                                                                        ======           ======            =======



         The Company has adopted two deferred compensation plans pursuant to
Section 401(k) of the Internal Revenue Code for all domestic salaried employees and certain union employees who have a minimum of six months of service (the "401(k) Plans"). It has been the Company's policy to contribute 2%, up to a maximum of $3,000, of each domestic salaried employee's compensation into their 401(k) Plan. Effective with the 401(k) Plan year ended December 31, 1995, the Company contributes 2% to the union employees 401(k) Plan up to a maximum of $3,000. Prior to the 401(k) Plan year ended December 31, 1995, the Company did not contribute to the union employees 401(k) Plan.

                CONSOLIDATED CIGAR CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


         Amounts expensed under the 401(k) Plans for the year ended December 31, 1994 were $192,000, for the year ended December 31, 1995 were $202,000 and for the year ended December 31, 1996 were $368,000.


NOTE J -- RELATED PARTY TRANSACTIONS

         Pursuant to a Reimbursement Agreement between Mafco Holdings and the Company, Mafco Holdings provides the Company with certain allocated services upon request. In addition, as discussed in Note H, the Company has agreed to pay Mafco Holdings and Mafco Consolidated Group certain amounts pursuant to the Tax Sharing Agreements. Amounts due to affiliates totaled $1.7 million and $1.6 million at December 31, 1995 and 1996 respectively, principally relating to income taxes.

         The Company purchases certain raw materials from Mafco Worldwide which amounted to $265,000, $269,000 and $211,000 for the years ended December 31, 1994, 1995 and 1996, respectively. The Company also provides services for Revlon, Inc., a subsidiary of Mafco Holdings which amounted to $763,000, $874,000 and $958,000 for the years ended December 31, 1994, 1995 and 1996, respectively. Amounts due to and from these affiliates were not significant at December 31, 1995 and 1996.

                                                             SCHEDULE II

                CONSOLIDATED CIGAR CORPORATION AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                            (DOLLARS IN THOUSANDS)

                                                                            ADDITIONS
                                                                            ---------
                                                             BALANCE AT     CHARGED TO                      BALANCE
                                                              BEGINNING     COSTS AND                       AT END
                       DESCRIPTION                            OF PERIOD      EXPENSES    DEDUCTIONS (1)   OF PERIOD
                       -----------                            ---------      --------    --------------  ----------
DECEMBER 31, 1994:
Allowance for doubtful accounts
   (deducted from Accounts receivable).................        $   754       $   200       $     86       $   868
                                                               =======       =======       ========       =======
Allowance for cash discounts and sales return
   (deducted from Accounts receivable).................         $2,734       $    --         $   --        $2,734
                                                                ======       =======         ======        ======

Inventory Reserves (deducted from Inventory)...........        $   514       $   247         $   --       $   761
                                                               =======       =======         ======       =======

DECEMBER 31, 1995:
Allowance for doubtful accounts
   (deducted from Accounts receivable).................        $   868       $   150        $    80       $   938
                                                               =======       =======        =======       =======

Allowance for cash discounts and sales return
   (deducted from Accounts receivable).................         $2,734       $   650         $   --        $3,384
                                                                ======       =======         ======        ======

Inventory Reserves (deducted from Inventory)...........        $   761       $   198        $   137       $   822
                                                               =======       =======        =======       =======


DECEMBER 31, 1996:
Allowance for doubtful accounts
   (deducted from Accounts receivable).................        $   938        $  150        $   425       $   663
                                                               =======        ======        =======       =======

Allowance for cash discounts and sales return
   (deducted from Accounts receivable..................         $3,384        $1,557         $   --        $4,941
                                                                ======        ======         ======        ======

Inventory Reserves (deducted from Inventory)...........        $   822       $   818         $  339        $1,301
                                                               =======       =======         ======        ======

----------
(1) Write-off against reserve