Form 10-Q
period 1997-03-29
CONSOLIDATED CIGAR CORP
filed 1997-05-12
CIK 846584

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended     March 29, 1997
                               ----------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    ---------------------

Commission file number              33-26987
                         ---------------------------

                         CONSOLIDATED CIGAR CORPORATION
             (Exact name of registrant as specified in its charter)

                    DELAWARE                               13-3148462
         -------------------------------               -------------------
         (State or other jurisdiction of               (I.R.S. Employer
         incorporation or organization)                Identification No.)

 5900 NORTH ANDREWS AVENUE,  FORT LAUDERDALE,  FLORIDA 33309-2369
--------------------------------------------------------------------------
(Address of principal executive offices)               (Zip code)

                                (954) 772-9000
                                --------------
             (Registrant's telephone number, including area code)

    -----------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes___ No X

      There were no shares of common stock held by non-affiliates. The number of shares outstanding of the registrant's common stock $1.00 par value, is 1,000 shares as of May 7, 1997.

               CONSOLIDATED CIGAR CORPORATION AND SUBSIDIARIES


                                    INDEX
                                    -----

                                                                                      Page
                                                                                     Number
                                                                                     ------
Part I.   FINANCIAL INFORMATION

     Item 1. Interim Financial Statements


     Condensed Consolidated Balance Sheets at March 29, 1997
     (unaudited) and December 31, 1996................................................ 3

     Condensed Consolidated Statements of Operations
     for the Thirteen Weeks Ended March 29, 1997 (unaudited)
     and March 30, 1996 (unaudited)................................................... 5


     Condensed Consolidated Statements of Stockholder's Equity for the Thirteen
     Weeks Ended March 29, 1997 (unaudited) and March 30, 1996
     (unaudited)...................................................................... 6


     Condensed Consolidated Statements of Cash Flows for the Thirteen Weeks
     Ended March 29, 1997 (unaudited) and March 30, 1996
     (unaudited)...................................................................... 7


     Notes to Unaudited Condensed Consolidated Financial Statements................... 9


     Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations......................................................... 11



Part II. OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K....................................... 13



               CONSOLIDATED CIGAR CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)



                                                              December 31,    March 29,
                                                                  1996           1997
                                                                             (Unaudited)
                                                              -------------  -------------
ASSETS

Current assets:
  Cash and cash equivalents                                     $    1,906    $     1,328
  Accounts receivable, less
  allowances of $5,604 and $5,942, respectively                     19,498         24,895
  Inventories                                                       45,957         54,551
  Deferred taxes and other                                           5,591          7,411
                                                              -------------  -------------
Total current assets                                                72,952         88,185

Property, plant and equipment, net of accumulated
depreciation                                                        37,224         37,155

Trademarks, less accumulated amortization
 of $3,319 and $3,535, respectively                                 31,155         30,939
Goodwill, less accumulated
amortization of $6,593 and $6,995, respectively                     59,723         59,310
Other intangibles and assets, less accumulated
 amortization of $3,406 and $3,628, respectively                     4,457          4,461
                                                              -------------  -------------
Total assets                                                  $    205,511   $    220,050
                                                              =============  =============



      See notes to unaudited condensed consolidated financial statements.

                CONSOLIDATED CIGAR CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS - (Continued)
                             (Dollars in thousands)

                                                              December 31,    March 29,
                                                                  1996           1997
                                                                             (Unaudited)
                                                              -------------  -------------

           LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable                                            $      7,197   $      7,727
  Accrued expenses                                                  20,206         17,518
  Due to affiliate                                                   1,606          2,662
                                                              -------------  -------------
Total current liabilities                                           29,009         27,907

Long-term debt                                                      97,500        104,100
Deferred taxes                                                       5,851          6,059
Other liabilities                                                    1,796          2,234
                                                              -------------  -------------
Total liabilities                                                  134,156        140,300
                                                              -------------  -------------

Commitments and contingencies
                                                                         -              -

Stockholder's equity:
  Common stock, $1.00 par value,
  1,000 shares authorized, issued
  and outstanding                                                        1              1

  Additional paid-in capital                                        34,834         34,834
  Retained earnings                                                 36,520         44,915
                                                              -------------  -------------
Total stockholder's equity                                          71,355         79,750
                                                              -------------  -------------
Total liabilities and stockholder's equity                    $    205,511   $    220,050
                                                              =============  =============


      See notes to unaudited condensed consolidated financial statements.

                CONSOLIDATED CIGAR CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)
                                  (Unaudited)

                                                                Thirteen       Thirteen
                                                              Weeks Ended    Weeks Ended
                                                               March 30,      March 29,
                                                                  1996           1997
                                                              -------------  -------------
Net sales                                                     $     40,225   $     55,888
Cost of sales                                                       23,313         31,258
                                                              -------------  -------------
Gross profit                                                        16,912         24,630

Selling, general
 and administrative expenses                                         8,163          9,220
                                                              -------------  -------------
Operating income                                                     8,749         15,410
                                                              -------------  -------------

Other expenses:
 Interest expense, net                                               2,626          2,493
 Miscellaneous                                                         297            441
                                                              -------------  -------------
                                                                     2,923          2,934
                                                              -------------  -------------

Income before provision for
 income taxes                                                        5,826         12,476

Provision for income taxes                                           1,492          3,994

                                                              -------------  -------------
Net income                                                    $      4,334   $      8,482
                                                              =============  =============


      See notes to unaudited condensed consolidated financial statements.

                CONSOLIDATED CIGAR CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                             (Dollars in thousands)
                                  (Unaudited)

                                                 Additional
                                     Common       Paid-in       Retained
                                      Stock       Capital       Earnings        Total
                                  ------------- ------------- -------------  -------------

Balance at December 31, 1995       $         1  $     34,834  $     19,493   $     54,328

Net income for the thirteen weeks            -             -         4,334          4,334

                                   ------------ ------------- -------------  -------------
Balance at March 30, 1996          $         1  $     34,834  $     23,827   $     58,662
                                   ============ ============= =============  =============



Balance at December 31, 1996       $         1  $     34,834  $     36,520   $     71,355


Net income for the thirteen weeks            -             -         8,482          8,482

Dividends paid                               -             -           (87)           (87)

                                   ------------ ------------- -------------  -------------
Balance at March 29, 1997          $         1  $     34,834  $     44,915   $     79,750
                                   ============ ============= =============  =============








      See notes to unaudited condensed consolidated financial statements.

                CONSOLIDATED CIGAR CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)

                                                                Thirteen       Thirteen
                                                              Weeks Ended    Weeks Ended
                                                               March 30,      March 29,
                                                                  1996           1997
                                                              -------------  -------------

Cash flows from operating
activities:

  Net income                                                   $     4,334    $     8,482

  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                                    1,805          1,869
    Deferred income                                                    (51)           (53)
    Changes in assets and liabilities:
      Increase in:
       Accounts receivable                                            (345)        (5,397)
       Inventories                                                  (3,122)        (8,594)
       Prepaid expenses and other                                      (53)        (1,856)
      Increase (decrease) in:
       Accounts payable                                              3,188            530
       Accrued expenses and
        other liabilities                                           (3,933)        (2,188)
                                                              -------------  -------------
Net cash provided by (used for) operating activities                 1,823         (7,207)
                                                              -------------  -------------

Cash flows used for investing activities:
  Capital expenditures                                               (460)          (949)
                                                              -------------  -------------

Net cash used for investing activities                               (460)          (949)
                                                              -------------  -------------



      See notes to unaudited condensed consolidated financial statements.

                CONSOLIDATED CIGAR CORPORATION AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                             (Dollars in thousands)
                                  (Unaudited)

                                                                Thirteen       Thirteen
                                                              Weeks Ended    Weeks Ended
                                                               March 30,      March 29,
                                                                  1996           1997
                                                              -------------  -------------

Cash flows (used for) provided by financing activities:
  (Repayment) borrowings of revolving loan, net               $    (1,900)   $      6,600
  Due to affiliates and other borrowings                              642           1,065
  Dividends paid                                                        -             (87)
                                                              -------------  -------------
Net cash (used for) provided by financing activities               (1,258)          7,578
                                                              -------------  -------------

Increase (decrease) in cash and cash equivalents                      105            (578)

Cash and cash equivalents, beginning of period                      1,145           1,906
                                                              -------------  -------------

Cash and cash equivalents, end of period                      $     1,250    $      1,328
                                                              =============  =============




Supplemental disclosures of cash flow
information:

  Interest paid during the period                             $     5,166    $      4,892

  Income taxes paid during the period                                 381           2,340





      See notes to unaudited condensed consolidated financial statements.

                CONSOLIDATED CIGAR CORPORATION AND SUBSIDIARIES



NOTE A - BASIS OF PRESENTATION
------------------------------

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

     On June 15, 1995 Mafco Holdings Inc. ("Mafco Holdings") and Mafco Consolidated Group Inc. ("Mafco Consolidated Group")formerly known as Abex Inc. ("Abex"), consummated an agreement and plan of merger (the "Merger Agreement") executed between the parties on January 6, 1995. The Merger Agreement provided for, among other things, the merger of C&F Merger Inc., a subsidiary of Mafco Holdings and the indirect parent of both the Company and its subsidiaries and Mafco Worldwide Corporation, with Mafco Consolidated Group, which was the surviving corporation in the merger. As a result of the merger, the Company became an indirect wholly-owned subsidiary of Mafco Consolidated Group.

     On August 21, 1996, Consolidated Cigar Holdings completed an initial public offering (the "IPO") in which it issued and sold 6,075,000 shares of its Class A Common Stock for $23.00 per share. The proceeds, net of underwriters' discount and related fees and expenses, of $127.8 million, were paid as a dividend to Mafco Consolidated Group. On March 20, 1997 Consolidated Cigar Holdings completed a secondary offering (the "Offering"), of 5,000,000 shares of Class A Common Stock sold by Mafco Consolidated Group, reducing its ownership in Consolidated Cigar Holdings to approximately 63.9%. Neither Consolidated Cigar Holdings or the Company received any proceeds from the sale of the shares.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and accordingly include all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair statement of the operations for the periods presented. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The fiscal year of the Company is comprised of four quarters with each quarter consisting of thirteen weeks ending on Saturday except the last quarter which ends on December 31st. The statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto for the fiscal year ended December 31, 1996, as filed with Form 10-K. The results of operations for the thirteen week period ended March 29, 1997 and March 30, 1996 are not necessarily indicative of the results for the entire year.

                CONSOLIDATED CIGAR CORPORATION AND SUBSIDIARIES


NOTE B - INVENTORIES
--------------------

The components of inventory are as follows:

                                                    (In thousands)
                                      December 31, 1996          March 29, 1997
                                      -----------------          --------------
Raw materials and supplies                   $34,469                  $37,508
Work in process                                1,974                    3,185
Finished goods                                 9,514                   13,858
                                            --------                 --------
                                             $45,957                  $54,551
                                             =======                  =======

                CONSOLIDATED CIGAR CORPORATION AND SUBSIDIARIES


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

COMPARISON OF THE THIRTEEN WEEKS ENDED MARCH 29, 1997 AND MARCH 30, 1996

     Net sales were $55.9 million and $40.2 million for the thirteen weeks that ended March 29, 1997 (the "1997 Quarter") and March 30, 1996 (the "1996 Quarter"), respectively, an increase of $15.7 million or 38.9%. The increase in net sales was primarily due to higher sales of cigars. Cigar sales increased as a result of both a shift in the sales mix to higher priced cigars and price increases on certain cigar brands and, to a lesser extent, an increase in cigar unit volume, particularly in the premium market.

     Gross profit was $24.6 million and $16.9 million for the 1997 Quarter and the 1996 Quarter, respectively, an increase of $7.7 million or 45.6%. The increase in gross profit for the 1997 Quarter was due to the increase in sales, partially offset by increases in the costs of raw materials. As a percentage of net sales, gross profit increased to 44.1% for the 1997 Quarter from 42.0% for the 1996 Quarter primarily due to the impact of price increases and fixed manufacturing costs spread over increased production volume.

     Selling, general and administrative ("SG&A") expenses were $9.2 million and $8.2 million for the 1997 Quarter and 1996 Quarter, respectively, an increase of $1.0 million or 12.9%. The increase for the 1997 Quarter was primarily due to increases in selling expenses and professional fees. As a percentage of net sales, SG&A expenses decreased to 16.5% for the 1997 Quarter from 20.3% for the 1996 Quarter. The decrease was primarily due to SG&A expenses increasing at a lower rate relative to the increase in net sales.

     Operating income was $15.4 million and $8.7 million for the 1997 Quarter and 1996 Quarter, respectively, an increase of $6.7 million or 76.1%. As a percentage of net sales, operating income increased to 27.6% for the 1997 Quarter from 21.8% for the 1996 Quarter primarily due to higher gross profit margins and a decrease in SG&A expenses as a percentage of net sales.

     Interest expense, net was $2.5 million and $2.6 million for the 1997 Quarter and 1996 Quarter, respectively, a decrease of $0.1 million or 5.1%. The decrease was primarily due to a lower amount of debt due to third parties outstanding during 1997.

     The provision for income taxes as a percentage of income before income taxes was 32.0% and 25.6% for the 1997 Quarter and 1996 Quarter, respectively. The increase in the effective rate is primarily due to an increase in income subject to United States taxation during the 1997 Quarter partially offset by tax benefits associated with the Company's operations in Puerto Rico. Income tax expense for the 1997 Quarter and 1996 Quarter reflect provisions for federal income taxes, Puerto Rico tollgate taxes, and taxes on Puerto Rico source income, together with state and franchise taxes.

As a result of the foregoing, net income was $8.5 million and $4.3 million for the 1997 Quarter and 1996 Quarter, respectively, an increase of $4.2 million or 95.7%.

                CONSOLIDATED CIGAR CORPORATION AND SUBSIDIARIES


LIQUIDITY AND CAPITAL RESOURCES

     Net cash flows used for operating activities in the 1997 Quarter were $7.2 million. Net cash flows provided by operating activities in the 1996 Quarter were $1.8 million. The decrease in cash flows of $9.0 million was due primarily to an increase in working capital requirements, partially offset by an increase in net income.

     Cash flows used for investing activities were $0.9 million for the 1997 Quarter and $0.5 million for the 1996 Quarter which relate to capital expenditures. The capital expenditures in the 1997 and 1996 Quarters primarily relate to investment in the Company's manufacturing facilities to meet the increased demand for the Company's premium cigars. Capital expenditures for the remainder of 1997 are expected to be approximately $3.0 million.

     Cash flows provided by financing activities for the 1997 Quarter were $7.6 million and consist primarily of borrowings under the Credit Agreement (as defined herein). Cash flows used for financing activities for the 1996 Quarter were $1.3 million and were primarily used to repay borrowings under the credit agreement.

     In 1993 and 1994 the Company entered into two five-year interest rate swap agreements in an aggregate notional amount of $85.0 million. Under the terms of the agreements, the Company receives a fixed interest rate averaging 5.8% and pays a variable interest rate equal to the six month London interbank offered rate (LIBOR). The Company entered into such agreements to take advantage of the differential between long-term and short-term interest rates and effectively converted the interest rate on $85.0 million of fixed-rate indebtedness under the 10 1/2% Notes to a variable rate. Had the Company terminated these agreements, which the Company considers to be held for other than trading purposes on March 31, 1997, the Company would have realized a combined loss of approximately $1.9 million. Future positive or negative cash flows associated with these contracts will depend upon the trend of short-term interest rates during the remaining life of the agreements. In the event of non-performance of the counterparties at anytime during the remaining lives of these agreements which expire at December 1998 and January 1999, the Company could lose some or all of any future positive cash flows. However, the Company does not anticipate non-performance by such counterparties.

     The Company's principal sources of working capital for the current year will be generated from operations and borrowings under the credit agreement with The Chase Manhattan Bank, as the agent (the "Credit Agreement"). The availability for borrowings under the Credit Agreement , as amended, was $34.9 million as of March 29, 1997, of which the Company had borrowed $16.3 million (including letters of credit issued). The amounts available for borrowing under the Credit Agreement will remain constant for the term of the Credit Agreement which expires on April 3, 1999.

                CONSOLIDATED CIGAR CORPORATION AND SUBSIDIARIES




Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------

                  (a) Exhibits
                      --------

                        *27.0 Financial Data Schedule

                  (b) Reports on Form 8-K
                      -------------------

                      Consolidated Cigar Corporation filed no reports on Form 8-K during the fiscal quarter ended March 29, 1997.










* Filed herein.

                CONSOLIDATED CIGAR CORPORATION AND SUBSIDIARIES





                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Consolidated Cigar Corporation
                                        ----------------------------------
                                                   (Registrant)


DATE:   May 7, 1997                 /s/ Theo W. Folz
                                    ------------------------------
                                    Theo W. Folz
                                    Chief Executive Officer



DATE:   May 7, 1997                 /s/ Gary R. Ellis
                                    ------------------------------
                                    Gary R. Ellis
                                    Chief Financial Officer