Form 10-Q
period 1997-09-27
CONSOLIDATED CIGAR CORP
filed 1997-11-07
CIK 846584

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 27, 1997
                              -------------------------------------------------
                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ----------------------------

Commission file number                      33-26987
                      ---------------------------------------------------------

                        CONSOLIDATED CIGAR CORPORATION
             -----------------------------------------------------
            (Exact name of registrant as specified in its charter)

           DELAWARE                                           13-3148462
-------------------------------                             ------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)

 5900 NORTH ANDREWS AVENUE, FORT LAUDERDALE, FLORIDA             33309-2369
-------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip code)

                                (954) 772-9000
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

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

                                Yes    No X
                                   ---   ---

         There were no shares of common stock held by non-affiliates. The number of shares outstanding of the registrant's common stock $1.00 par value, is 1,000 shares as of November 4, 1997.

                CONSOLIDATED CIGAR CORPORATION AND SUBSIDIARIES

                                     INDEX
                                     ------

                                                                         Page
                                                                         Number
                                                                         ------
Part I.   FINANCIAL INFORMATION


Item 1. Interim Financial Statements


  Condensed Consolidated Balance Sheets at September 27, 1997
  (unaudited) and December 31, 1996 ..........................................3

  Condensed Consolidated Statements of Operations
  for the Thirteen Weeks Ended September 27, 1997 (unaudited)
  and September 28, 1996 (unaudited) .........................................5

  Condensed Consolidated Statements of Operations for
  the Thirty-Nine Weeks Ended September 27, 1997 (unaudited)
  and September 28, 1996 (unaudited) .........................................6

  Condensed Consolidated Statements of Stockholder's Equity
  for the Thirty-Nine Weeks Ended September 27, 1997 (unaudited)
  and September 28, 1996 (unaudited) .........................................7

  Condensed Consolidated Statements of Cash Flows
  for the Thirty-Nine Weeks Ended September 27, 1997 (unaudited)
  and September 28, 1996 (unaudited) .........................................8

  Notes to Unaudited Condensed Consolidated Financial Statements.............10


  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations .......................................................12


Part II. OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K .................................15

               CONSOLIDATED CIGAR CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)


                                                                  December 31, September 27,
                                                                     1996          1997
                                                                               (Unaudited)
                     ASSETS                                      ------------  -------------
Current assets:
  Cash and cash equivalents                                           $1,906         $3,018
  Accounts receivable, less allowances
   of $5,604 and $6,310, respectively                                 19,498         32,592
  Inventories                                                         45,957         74,208
  Prepaid expenses and other                                           5,591         10,079
                                                                    --------       --------
Total current assets                                                  72,952        119,897

Property, plant and equipment, net of accumulated depreciation        37,224         39,231

Trademarks, less accumulated amortization
 of $3,319 and $3,969, respectively                                   31,155         31,096
Goodwill, less accumulated amortization
 of $6,593 and $7,830, respectively                                   59,723         69,893
Other intangibles and assets, less accumulated
 amortization of $3,406 and $4,134, respectively                       4,457          4,170
                                                                    --------       --------

Total assets                                                        $205,511       $264,287
                                                                    ========       ========

          See notes to unaudited consolidated financial statements.

               CONSOLIDATED CIGAR CORPORATION AND SUBSIDIARIES

                            (Dollars in thousands)


                                                         December 31,  September 27,
                                                             1996          1997
                                                                       (Unaudited)
                                                         ------------  -------------
           LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Current portion of long-term debt                         $     --    $  1,090
  Accounts payable                                             7,197      11,077
  Accrued expenses                                            21,812      22,998
                                                            --------    --------
Total current liabilities                                     29,009      35,165

Long-term debt                                                97,500     113,400
Deferred taxes                                                 5,851       6,479
Other liabilities                                              1,796       4,076
                                                            --------    --------
Total liabilities                                            134,156     159,120
                                                            --------    --------

Commitments and contingencies                                   --          --

Stockholder's equity:
  Common stock, $1.00 par value,
   1,000 shares authorized, issued and outstanding                 1           1

  Additional paid-in capital                                  34,834      34,834
  Retained earnings                                           36,520      70,332
                                                            --------    --------
Total stockholder's equity                                    71,355     105,167
                                                            --------    --------

Total liabilities and stockholder's equity                  $205,511    $264,287
                                                            ========    ========



          See notes to unaudited consolidated financial statements.

                CONSOLIDATED CIGAR CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Dollars in thousands)
                                  (Unaudited)

                                              Thirteen        Thirteen
                                             Weeks Ended     Weeks Ended
                                             September 28,  September 27,
                                                1996            1997
                                             -------------  -------------
Net sales                                      $60,620         $82,642
Cost of sales                                   34,975          45,736
                                               -------         -------
Gross profit                                    25,645          36,906

Selling, general
 and administrative expenses                     9,018           9,065
                                               -------         -------
Operating income                                16,627          27,841
                                               -------         -------
Other expenses:
 Interest expense, net                           2,660           2,455
 Miscellaneous                                     256             619
                                               -------         -------
                                                 2,916           3,074
                                               -------         -------

Income before provision for
 income taxes                                   13,711          24,767

Provision for income taxes                       4,134           7,935

                                               -------         -------
Net income                                     $ 9,577         $16,832
                                               =======         =======


          See notes to unaudited consolidated financial statements.

                CONSOLIDATED CIGAR CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Dollars in thousands)
                                  (Unaudited)

                                            Thirty-Nine     Thirty-Nine
                                            Weeks Ended     Weeks Ended
                                           September 28,    September 27,
                                               1996             1997
                                           -------------    -------------

Net sales                                    $152,820         $214,907
Cost of sales                                  88,391          119,929
                                             --------         --------
Gross profit                                   64,429           94,978

Selling, general
 and administrative expenses                   26,596           29,050
                                             --------         --------
Operating income                               37,833           65,928
                                             --------         --------
Other expenses:
 Interest expense, net                          7,961            7,618
 Miscellaneous                                    841            1,567
                                             --------         --------
                                                8,802            9,185
                                             --------         --------

Income before provision for
 income taxes                                  29,031           56,743

Provision for income taxes                      8,277           18,167

                                             --------         --------
Net income                                   $ 20,754         $ 38,576
                                             ========         ========

          See notes to unaudited consolidated financial statements.

                CONSOLIDATED CIGAR CORPORATION AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                            (Dollars in thousands)
                                  (Unaudited)

                                                 Additional
                                        Common     Paid-in    Retained
                                        Stock      Capital    Earnings       Total
                                      ---------   ---------   ---------    ---------
Balance at December 31, 1995          $       1   $  34,834   $  19,493    $  54,328

Net income for the thirty-nine weeks         --          --      20,754       20,754

Dividends paid                               --          --     (12,768)     (12,768)

                                      ---------   ---------   ---------    ---------
Balance at September 28, 1996         $       1   $  34,834   $  27,479    $  62,314
                                      =========   =========   =========    =========



Balance at December 31, 1996          $       1   $  34,834   $  36,520    $  71,355

Net income for the thirty-nine weeks         --          --      38,576       38,576

Dividends paid                               --          --      (4,764)      (4,764)

                                      ---------   ---------   ---------    ---------
Balance at September  27, 1997        $       1   $  34,834   $  70,332    $ 105,167
                                      =========   =========   =========    =========

          See notes to unaudited consolidated financial statements.

                CONSOLIDATED CIGAR CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)


                                                                   Thirty-Nine    Thirty-Nine
                                                                   Weeks Ended    Weeks Ended
                                                                   September 28,  September 27,
                                                                       1996          1997
                                                                   -------------  ------------
Cash flows from operating activities:

  Net income                                                          $ 20,754    $ 38,576

  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                                        5,499       5,834
    Gain on the Sale of Fixed Assets
    Deferred income                                                       (153)       (115)
    Changes in assets and liabilities, net of
       assets and liabilities acquired:
      Increase in:
       Accounts receivable                                              (4,351)    (12,220)
       Inventories                                                      (8,043)    (24,862)
       Prepaid expenses and other                                         (751)     (4,628)
      Increase (decrease) in:
       Accounts payable                                                  6,484       3,214
       Accrued expenses and
        other liabilities                                                  744       3,961
                                                                      --------    --------

Net cash provided by operating activities                               20,183       9,760
                                                                      --------    --------
Cash flows used for investing activities:
  Capital expenditures                                                  (4,376)     (4,578)
  Acquisition, net of cash acquired                                         --     (14,420)
  Investment in joint venture                                             (482)         --
  (Increase) decrease in other assets                                      (16)          9
                                                                      --------    --------
Net cash used for investing activities                                  (4,874)    (18,989)
                                                                      --------    --------


          See notes to unaudited consolidated financial statements

                CONSOLIDATED CIGAR CORPORATION AND SUBSIDIARIES

                            (Dollars in thousands)
                                  (Unaudited)

                                                                   Thirty-Nine    Thirty-Nine
                                                                    Weeks Ended    Weeks Ended
                                                                   September 28,  September 27,
                                                                       1996          1997
                                                                   -------------  -------------
Cash flows provided by (used for) financing activities:
  (Repayment) borrowings of revolving loan, net                        ($600)       $24,399
  Due to affiliates                                                     (459)        (6,394)
  Other debt                                                              --         (2,900)
  Dividends paid                                                     (12,768)        (4,764)
                                                                    --------       --------
Net cash provided by (used for) financing activities                 (13,827)        10,341
                                                                    --------       --------

Increase in cash and cash equivalents                                  1,482          1,112

Cash and cash equivalents, beginning of period                         1,145          1,906
                                                                    --------       --------

Cash and cash equivalents, end of period                              $2,627         $3,018
                                                                    ========       ========




Supplemental disclosures of cash flow information:

  Interest paid during the period                                    $10,548        $10,246

  Income taxes paid during the period                                  8,362         16,709


          See notes to unaudited consolidated financial statements.

                CONSOLIDATED CIGAR CORPORATION AND SUBSIDIARIES


        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION
------------------------------

       On March 3, 1993, Consolidated Cigar Corporation (the "Company"), became a direct wholly-owned subsidiary of Consolidated Cigar Holdings Inc. ("Consolidated Cigar Holdings"), a holding company with no business operations of its own that was formed as a Delaware corporation on January 6, 1993 to hold all of the outstanding capital stock of the Company. The results of operations and financial position of the Company therefore do not reflect the consolidated results of operations and financial position of Consolidated Cigar Holdings. Unless the context otherwise requires, all references in these notes to the consolidated financial statements of the Company shall mean Consolidated Cigar Corporation and its subsidiaries.

       On August 21, 1996, Consolidated Cigar Holdings, then a direct wholly-owned subsidiary of Mafco Consolidated Group Inc. ("Mafco Consolidated Group"), completed an initial public offering (the "IPO") in which it issued and sold 6,075,000 shares of its Class A Common Stock for $23.00 per share. The proceeds, net of underwriters' discount and related fees and expenses, of $127.8 million, were paid as a dividend to Mafco Consolidated Group. On March 20, 1997 Consolidated Cigar Holdings completed a secondary offering (the "Offering"), of 5,000,000 shares of Class A Common Stock sold by Mafco Consolidated Group, reducing its ownership in Consolidated Cigar Holdings to approximately 63.9%. Neither Consolidated Cigar Holdings nor the Company received any of the proceeds from the Offering.

       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and accordingly include all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair statement of the operations for the periods presented. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The fiscal year of the Company is comprised of four quarters with each quarter consisting of thirteen weeks ending on a Saturday except the last quarter which ends on December 31st. The statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto for the fiscal year ended December 31, 1996, as filed with Form 10-K. The results of operations for the thirty-nine week periods ended September 27, 1997 and September 28, 1996 are not necessarily indicative of the results for the entire year.

                CONSOLIDATED CIGAR CORPORATION AND SUBSIDIARIES


        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE B - INVENTORIES
--------------------

The components of inventory are as follows:

                                                (In thousands)
                                 December 31, 1996           September 27, 1997
                                 -----------------           ------------------
Raw materials and supplies           $34,469                       $50,784
Work in process                        1,974                         4,282
Finished goods                         9,514                        19,142
                                     -------                       -------
                                     $45,957                       $74,208
                                     =======                       =======



NOTE C - ACQUISITION
--------------------

       On August 26, 1997, the Company entered into a stock purchase agreement with certain shareholders of Fabrica de Tabacos La Flor de Copan, S.A. de C.V. ("La Flor"), a Honduran corporation, to acquire 75% of La Flor's outstanding capital stock for $14.4 million, net of cash acquired. La Flor is a manufacturer of handmade premium cigars located in Santa Rosa, Honduras. The acquisition was accounted for as a purchase with the purchase price allocated to tangible and intangible assets acquired and liabilities assumed based upon initial fair value estimates. The La Flor acquisition was funded through borrowings under the credit agreement, as amended, with The Chase Manhattan Bank, as the agent (the "Credit Agreement.")

                CONSOLIDATED CIGAR CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


COMPARISON OF THE THIRTEEN WEEKS ENDED SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996 AND THE THIRTY-NINE WEEKS ENDED SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996

       Net sales were $82.6 million and $60.6 million for the thirteen weeks ended September 27, 1997 (the "1997 Quarter") and September 28, 1996 (the "1996 Quarter"), respectively, an increase of $22.0 million or 36.3%. Net sales were $214.9 million and $152.8 million for the thirty-nine weeks ended September 27, 1997 (the "1997 Period") and September 28, 1996 (the "1996 Period"), respectively, an increase of $62.1 million or 40.6%. The increases in net sales were primarily due to higher sales of cigars. Cigar sales increased as a result of both a shift in the sales mix to higher priced cigars and price increases on certain cigar brands and, to a lesser extent, an increase in cigar unit volume, particularly in the premium market.

       Gross profit was $36.9 million and $25.6 million for the 1997 Quarter and the 1996 Quarter, respectively, an increase of $11.3 million or 43.9%. Gross profit was $95.0 million and $64.4 million for the 1997 Period and the 1996 Period, respectively, an increase of $30.6 million or 47.4%. The increases in gross profit for the 1997 Quarter and 1997 Period were due to the increases in sales, especially of higher margin premium cigars, partially offset by increases in the costs of raw materials. As a percentage of net sales, gross profit increased to 44.7% for the 1997 Quarter and 44.2% for the 1997 Period from 42.3% and 42.2% for the 1996 Quarter and 1996 Period, respectively, primarily due to the impact of price increases and fixed manufacturing costs spread over increased production volume.

       Selling, general and administrative ("SG&A") expenses were $9.1 million and $9.0 million for the 1997 Quarter and 1996 Quarter, respectively. SG&A expenses were $29.1 million and $26.6 million for the 1997 Period and the 1996 Period, respectively, an increase of $2.5 million or 9.2%. The increases were primarily due to increases in selling expenses and professional fees. As a percentage of net sales, SG&A expenses decreased to 11.0% for the 1997 Quarter from 14.9% for the 1996 Quarter and to 13.5% for the 1997 Period from 17.4% for the 1996 Period. The decreases were primarily due to SG&A expenses increasing at a lower rate relative to the increase in net sales.

       Operating income was $27.8 million and $16.6 million for the 1997 Quarter and 1996 Quarter, respectively, an increase of $11.2 million or 67.4%. Operating income was $65.9 million and $37.8 million for the 1997 Period and the 1996 Period, respectively, an increase of $28.1 million or 74.3%. As a percentage of net sales, operating income increased to 33.7% for the 1997 Quarter from 27.4% for the 1996 Quarter and 30.7% for the 1997 Period from 24.8% for the 1996 Period, primarily due to higher gross profit margins and a decrease in SG&A expenses as a percentage of net sales.

       Interest expense, net was $2.5 million and $2.7 million for the 1997 Quarter and 1996 Quarter, respectively. Interest expense, net was $7.6 million and $8.0 million for the 1997 Period and the 1996 Period, respectively. The decreases were primarily due to a lower amount of debt due to third parties outstanding during 1997.

                CONSOLIDATED CIGAR CORPORATION AND SUBSIDIARIES



       The provision for income taxes as a percentage of income before income taxes was 32.0% and 30.2% for the 1997 Quarter and 1996 Quarter, respectively, and 32.0% and 28.5% for the 1997 Period and 1996 Period, respectively. The increase in the effective rate is primarily due to an increase in income subject to United States taxation during the 1997 Quarter and 1997 Period partially offset by tax benefits associated with the Company's operations in Puerto Rico. Income tax expense for all periods reflects provisions for federal income taxes, Puerto Rico tollgate taxes, and taxes on Puerto Rico source income, together with state and franchise taxes.

       As a result of the foregoing, net income was $16.8 million and $9.6 million for the 1997 Quarter and 1996 Quarter, respectively, an increase of $7.2 million or 75.8%. Net income was $38.6 million and $20.8 million for the 1997 Period and the 1996 Period, respectively, an increase of $17.8 million or 85.9%.


LIQUIDITY AND CAPITAL RESOURCES

       Net cash flows provided by operating activities were $9.8 million for the 1997 Period and $20.2 million for the 1996 Period. The decrease in cash flows of $10.4 million between the two periods was due primarily to a significant increase in working capital requirements, partially offset by an increase in net income.

       Cash flows used for investing activities were $19.0 million for the 1997 Period and $4.9 million for the 1996 Period. The 1997 Period includes $14.4 million invested in the La Flor acquisition. For the 1996 Period, $0.5 million of cash flows were invested, as part of an equity investment in the Jamaica joint venture. Capital expenditures in the 1997 and 1996 Periods amount to $4.6 million and $4.4 million respectively, primarily relating to investments in the Company's manufacturing facilities to meet the increased demand for the Company's premium cigars. Capital expenditures for the remainder of 1997 are expected to be approximately $.9 million.

       Cash flows provided by financing activities for the 1997 Period were $10.3 million and consist primarily of net borrowings under the Credit Agreement, net of dividends paid to Consolidated Cigar Holdings and payments due to affiliates. Cash flows used for financing activities for the 1996 Period were $13.8 million and were primarily used to pay dividends to Mafco Consolidated Group.

       In December 1993 and January 1994, the Company entered into two five-year interest rate swap agreements in an aggregate notional amount of $85.0 million. Under the terms of the agreements, the Company received a fixed interest rate averaging 5.8% and paid a variable interest rate equal to the six month London inter-bank offered rate (LIBOR). In October 1997, the Company paid $0.5 million to terminate the swap agreements upon completion of their current coupon periods, which end in December 1997 and January 1998. The termination payment will be amortized over the remaining original term of the swap agreements.

                CONSOLIDATED CIGAR CORPORATION AND SUBSIDIARIES



       The Company's principal sources of working capital for the current year will be generated from operations and borrowings under the Credit Agreement. The availability for borrowings under the Credit Agreement was $49.9 million as of September 27, 1997, of which the Company had borrowed $29.4 million (including letters of credit issued). The amounts available for borrowing under the Credit Agreement were increased by $15.0 million, effective with the La Flor acquisition, and will remain constant for the term of the Credit Agreement which expires on April 3, 1999.

                CONSOLIDATED CIGAR CORPORATION AND SUBSIDIARIES


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a) Exhibits
              --------

               *10.1 (m) Amendment No. 13 to the Credit Agreement dated as of July 29, 1997.

               *27.0 Financial Data Schedule.

          (b) Reports on Form 8-K
              -------------------

              Consolidated Cigar Corporation filed no reports on Form 8-K during the fiscal quarter ended September 27, 1997.









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


                                            Consolidated Cigar Corporation
                                            ------------------------------
                                                     (Registrant)


DATE:    November 4, 1997                   /s/ Theo W. Folz
                                            --------------------------------
                                            Theo W. Folz
                                            Chief Executive Officer



DATE:    November 4, 1997                   /s/ Gary R. Ellis
                                            --------------------------------
                                            Gary R. Ellis
                                            Chief Financial Officer